Form 10-Q
period 1996-03-31
BCP/ESSEX HOLDINGS INC
filed 1996-05-14
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1996
                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from             to
                                    -----------    -----------

                         Commission File Number  1-10211
                                                  ------

                             BCP/ESSEX HOLDINGS INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


             DELAWARE                                          13-3496934
    --------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    1601 WALL STREET, FORT WAYNE, INDIANA                          46802
    --------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number:  (219) 461-4000

                                       None
           ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
               changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X ] Yes    [  ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
     Common Stock                                  As of March 31, 1996
    --------------                             ----------------------------
    Class A, par value $.01                               35,333,413


                             BCP/ESSEX HOLDINGS INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996






                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition . . . . . . .   13

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   20


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,    December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $      -     $  3,195
       Accounts receivable (net of allowance of
        $4,064 and $3,930)  . . . . . . . . . . . . . . . . .      165,909      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      187,311      166,076
       Other current assets . . . . . . . . . . . . . . . . .       13,820       10,545
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      367,040      334,400



       Property, plant and equipment (net of accumulated           267,483      270,546
        depreciation of $91,542 and $84,341)  . . . . . . . .
       Excess of cost over net assets acquired (net of
        accumulated amortization of $14,252 and $13,221)  . .      128,812      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $3,906 and $3,102) . . .        9,393        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,454        1,987
                                                                  --------     --------

                                                                  $775,182     $746,063
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements

















                                      BCP/ESSEX HOLDINGS INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                                 March 31,    December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data              (Unaudited)
    --------------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY


    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 14,900     $ 11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734
       Accounts payable . . . . . . . . . . . . . . . . . . .       59,461       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       50,782       44,598
       Deferred income taxes  . . . . . . . . . . . . . . . .       15,504       15,345
                                                                  --------     --------
              Total current liabilities . . . . . . . . . . .      152,223      163,234


       Long-term debt . . . . . . . . . . . . . . . . . . . .      422,122      388,016
       Deferred income taxes  . . . . . . . . . . . . . . . .       65,618       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       10,888       10,081

       Redeemable preferred stock . . . . . . . . . . . . . .       50,906       48,820

       Common stock subject to put:
         1,680,787 shares issues and outstanding
         at March 31, 1996 and December 31, 1995  . . . . . .        4,803        4,803

    Other stockholders' equity:
       Common stock, par value $.01 per share; authorized
        150,000,000 shares; 33,652,626 and 33,637,415 shares
       issued and outstanding at March 31, 1996 and
        December 31, 1995, respectively . . . . . . . . . . .          336          336
       Additional paid in capital . . . . . . . . . . . . . .       85,543       85,611
       Carryover of Predecessor basis . . . . . . . . . . . .      (15,259)     (15,259)
       Retained earnings (deficit)  . . . . . . . . . . . . .            2       (6,388)
                                                                  --------     --------


              Total other stockholders' equity  . . . . . . .       68,622       64,300
                                                                  --------     --------

                                                                  $775,182     $746,063
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Month Period
                                                         Ended March 31,
                                                   ---------------------------
    In Thousands of Dollars, Except Per Share Data        1996         1995
    -------------------------------------------------------------------------
    REVENUES:
      Net sales . . . . . . . . . . . . . . . . .      $ 308,410     $289,649

      Interest income   . . . . . . . . . . . . .             39          206
      Other income  . . . . . . . . . . . . . . .            239          859
                                                        --------     --------

                                                         308,688      290,714
                                                        --------     --------

    COSTS AND EXPENSES:
      Cost of goods sold  . . . . . . . . . . . .        258,651      247,223
      Selling and administrative  . . . . . . . .         28,148       21,761
      Interest expense  . . . . . . . . . . . . .         10,167       15,332


      Other expense . . . . . . . . . . . . . . .            332          127
                                                        --------     --------
                                                         297,298      284,443
                                                        --------     --------

    Income before income taxes  . . . . . . . . .         11,390        6,271
    Provision for income taxes  . . . . . . . . .          5,000        3,200
                                                        --------     --------

    Net income  . . . . . . . . . . . . . . . . .        $ 6,390      $ 3,071
                                                        ========     ========


    Net income  . . . . . . . . . . . . . . . . .        $ 6,390      $ 3,071
    Preferred stock dividend requirement  . . . .         (1,907)      (1,646)
    Preferred stock accretion . . . . . . . . . .           (179)        (174)
                                                        --------     --------
    Net income applicable to common stock . . . .        $ 4,304      $ 1,251
                                                        ========     ========

    Net income per common and common                       $ .11        $ .03
     equivalent share . . . . . . . . . . . . . .          =====        =====


                  See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $  6,390      $  3,071
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .       8,431         8,168
      Non cash interest expense . . . . . . . . . . . . .         751        10,234
      Non cash pension expense  . . . . . . . . . . . . .         613           642
      Provision for losses on accounts receivable . . . .         330           138
      Provision (benefit) for deferred income taxes . . .      (1,032)          335
      (Gain) loss on disposal of property, plant
        and equipment   . . . . . . . . . . . . . . . . .         145           (53)
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (11,599)       (8,298)
       Increase in inventories  . . . . . . . . . . . . .     (15,961)      (20,233)
       Decrease in accounts payable and
         accrued liabilities  . . . . . . . . . . . . . .      (1,364)       (9,970)
       Net (increase) decrease in other assets
         and liabilities  . . . . . . . . . . . . . . . .      (2,873)        9,125
                                                             --------      --------
       NET CASH USED FOR
         OPERATING ACTIVITIES . . . . . . . . . . . . . .     (16,169)       (6,841)
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (4,448)       (4,205)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .          16           881
     Acquisitions and other investments . . . . . . . . .      (6,682)         (159)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------     ---------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (11,114)       (2,420)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements












                                BCP/ESSEX HOLDINGS INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      70,200             -
     Repayment of long-term debt  . . . . . . . . . . . .     (49,252)            -
     Proceeds from notes payable to banks . . . . . . . .     117,115             -
     Repayment of notes payable to banks  . . . . . . . .    (113,975)            -
                                                             --------      --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      24,088             -
                                                             --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,195)       (9,261)

    Cash and cash equivalents at beginning of period  . .       3,195        16,938
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .    $      -      $  7,677
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of BCP/Essex Holdings Inc. ("Holdings"), necessary to present fairly the consolidated financial position of Holdings as of March 31, 1996, and the consolidated results of operations and cash flows of Holdings for the three month periods ended March 31, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Holdings' Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

    NOTE 2  INVENTORIES

     The components of inventories are as follows:


                                                 March 31,      December 31,
                                                    1996            1995
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $167,432          $146,821
    Raw materials and work in process . . . .      42,678            52,366
                                                 --------          --------
                                                  210,110           199,187
    LIFO reserve  . . . . . . . . . . . . . .     (22,799)          (33,111)
                                                 --------          --------
                                                 $187,311          $166,076
                                                 ========          ========

     Holdings values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in Holdings' inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $176,234 and $161,449 at March 31, 1996 and December 31, 1995, respectively.

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

     Long-term debt consists of the following:


                                                 March 31,      December 31,
                                                   1996             1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000          $200,000
    Revolving loan  . . . . . . . . . . . .       172,000           135,000
    Term loan . . . . . . . . . . . . . . .        38,573            54,000
    Lease obligation  . . . . . . . . . . .        23,125            23,750
                                                 --------          --------
                                                  433,698           412,750
       Less current portion . . . . . . . .        11,576            24,734
                                                 --------          --------

                                                 $422,122          $388,016
                                                  =======          ========

    Essex Bank Financing

     In April 1995, in connection with the redemption (the "Redemption") of all of Holdings' outstanding 16% Senior Discount Debentures due 2004 (the "Debentures"), Essex Group, Inc. ("Essex") terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260,000 revolving credit agreement, dated as of April 12, 1995, by and among Essex, Holdings, the Lenders named therein, and Chemical Bank, as agent (the "Essex Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995, by and among Essex, Holdings, as guarantor, the Lenders named therein, and Chemical Bank, as administrative agent (the "Essex Term Loan", together with the Essex Revolving Credit Agreement, the "Essex Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement"). Essex recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980), in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

     On May 12, 1995, Essex borrowed the full amount available under the Essex Term Loan and the Essex Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Essex Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238,748) and repayment of a portion of an intercompany liability ($34,102) totaling $272,850. Holdings applied such funds to redeem all of

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    its outstanding Debentures at 100% of their principal amount of $272,850 on May 15, 1995.

     The Essex Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets and also provides a $25,000 letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture"). The Essex Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Essex Revolving Credit Agreement is guaranteed by Holdings and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets.

     The Essex Term Loan provides for an aggregate of $60,000 in term loans, the last payment of which is due in May 2000. Borrowings under the Essex Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. Principal payments on the term loans will be made in 20 equal quarterly installments, subject to the loan's excess cash provision, commencing August 15, 1995. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required Essex to repay $12,427 of the term loan. This payment was made in March 1996. After the 1996 excess cash repayment, principal payments will be made in 17 equal quarterly installments of $2,269. Amounts repaid with respect to the excess cash provision may not be reborrowed.

     The Essex Sale and Leaseback Agreement provides $25,000 for the sale and leaseback of certain of Essex' fixed assets. The Essex Sale and Leaseback Agreement has a seven-year term expiring in May 2002. The principal component of the rental is to be paid quarterly, with the amount of each of the first 27 payments to be equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is to be paid on the unpaid principal balance and is to be calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

     Essex has purchased interest rate cap protection through May 15, 1997 with respect to $150,000 of debt with a strike rate of 10.0% (three month LIBOR).

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

     In addition, Essex also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $14,900 and $11,760 were outstanding at March 31, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between Essex and the lending banks. At March 31, 1996 and December 31, 1995, such rates of interest averaged 6.3% and 6.7%, respectively.

    Essex Senior Notes

     In May 1993, Essex issued $200,000 aggregate principal amount of its Essex Senior Notes which bear interest at 10% per annum, payable semiannually and are due in May 2003. The Essex Senior Notes rank pari passu in right of payment with all other senior indebtedness of Essex. To the extent that any other senior indebtedness of Essex is secured by liens on the assets of Essex, the holders of such secured senior indebtedness will have a claim prior to any claim of the holders of the Essex Senior Notes as to those assets.

    Holdings Senior Discount Debentures

     In May 1989, Holdings (then known as MS/Essex Holdings Inc.) issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Debentures. The Debentures accreted to their full face value (an aggregate principal amount of $272,850) on May 15, 1995. On May 15, 1995, Holdings redeemed all of its outstanding Debentures at 100% of their principal amount with cash received from Essex in the form of a cash dividend and repayment of a portion of an intercompany liability totalling $272,850.

    NOTE 4  HOLDINGS PREFERRED STOCK AND WARRANTS

     At March 31, 1996, Holdings had outstanding 2,110,049 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series B Preferred Stock was $50,906 at March 31, 1996. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Essex Revolving Credit Agreement permits the optional redemption of the Series B Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Essex Senior Note

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Essex Senior Notes, refinance the Essex Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

     Dividends on the Series B Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series B Preferred Stock or in any combination thereof. Dividends on the Series B Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Essex Credit Facilities and the Essex Senior Note Indenture restricts the payment of cash to Holdings. In order to make cash dividend payments on the Series B Preferred Stock under the terms of the Essex Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Essex Senior Notes, refinance the Essex Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

    NOTE 5  CONTINGENT LIABILITIES

     There are various environmental claims and legal proceedings pending against Essex which have arisen out of the ordinary course of its business. Pursuant to the February 29, 1988 acquisition of Essex by Holdings from United Technologies Corporation ("UTC"), UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to Holdings' consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year period commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel during the current quarter, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect the consolidated financial position or results of operations.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

     In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management and other employees of Essex. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings is the holding company of Essex. The principal asset of Holdings is all of the outstanding common stock of Essex. Holdings acquired Essex from United Technologies Corporation ("UTC") in February 1988.

     Essex, founded in Detroit, Michigan in 1930, is engaged in one principal line of business, the development, production and marketing of electrical wire and cable and electrical insulation products. Among Essex' products are building wire for residential and commercial applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks; industrial wire for applications in appliances, construction and recreational vehicles and insulation products including mica paper and mica-based composites.

    Results of Operations

    Three Month Period Ended March 31, 1996

     Net sales for the first quarter 1996 were $308.4 million or 6.5% higher than the comparable period in 1995, resulting primarily from improved sales volume, partially offset by lower copper prices, Essex' principal raw material. During the first quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 14.5% lower than the comparable period in 1995. Copper costs are generally passed onto customers through product pricing. First quarter 1996 sales volumes were at record levels with respect to historical first quarter operating performance and exceeded the first quarter 1995 by 4.5%. Sales volume improvements resulted primarily from increased distribution sales attributable to the distribution operations acquired in September 1995 and increased demand for Essex' building and communication wire products.
    Building wire sales for the first quarter 1996, despite an increase in sales volume, declined as compared to the first quarter 1995 due primarily to a decrease in copper prices and other pricing conditions. Building wire market prices have experienced very competitive market conditions caused primarily by excess industry capacity. Sales of magnet wire during the first quarter 1996 declined from the comparable 1995 period due to declining copper prices and a change in product mix, partially offset by improved sales volumes. Sales volume improvements were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the first quarter 1996 increased over the comparable period in 1995 due to increased domestic sales volume and improved product pricing. Automotive wire sales in the first quarter 1996 were below the comparable 1995 period due to a decrease in copper prices and reduced sales volumes.

     Cost of goods sold for the first quarter 1996 was 4.6% higher than the same period in 1995 due primarily to higher sales volumes partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 83.9% and 85.4% in the first quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of lower copper and other material costs as well as lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes. These lower costs were partially offset by competitive pricing conditions within the building wire market.

     Selling and administrative expenses for the first quarter 1996 were 29.4% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

     Interest expense in the first quarter 1996 was 33.7% lower than the same period in 1995 due primarily to the redemption (the "Redemption") on May 15, 1995 of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). The Debentures, which bore interest at 16% per annum, were refinanced with bank debt under Essex' new credit facilities carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition" under this caption.

     Income tax expense was 43.9% of pretax income in the first quarter 1996 compared with 51.0% for the same period in 1995. The effective income tax rate of Holdings is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

     The Essex debt agreements place certain restrictions on Holdings' ability to obtain funds from Essex. Consequently, the following discussion presents liquidity, capital resources and financial condition of Holdings followed by a presentation of the matters pertaining to Essex. As of March 31, 1996, Essex was in compliance with all covenants under the agreements governing their outstanding indebtedness. Liquidity and capital resources continue to be adequate.

     Holdings

     Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of Essex. All of such stock is pledged, however, to the lenders under the Essex Revolving Credit Agreement. Accordingly, Holdings' ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' obligations.

     Holdings' financial position at March 31, 1996 was highly leveraged. Holdings' aggregate notes payable to banks plus long-term debt was $448.6 million and the total of other stockholders' equity ($68.6 million), stock subject to put ($4.8 million) and Series B Cumulative Redeemable Exchangeable Preferred Stock ($50.9 million) was $124.3 million at March

    31,  1996.    The resulting  ratio  of  debt  to  stockholders'  equity of approximately 3.6 to 1 was comparable to the ratio at December 31, 1995.

     In connection with the Acquisition and Merger in 1992, BE received $31.6 million proceeds from the issuance of preferred stock and warrants to purchase BE common stock. Following the Merger, the preferred stock became Series A Cumulative Redeemable Exchangeable Preferred Stock, liquidation preference $25 per share (the "Series A Preferred Stock"), of Holdings and the warrants became warrants to purchase an equivalent number of shares of common stock of Holdings at an exercise price of approximately $2.86.

     In October 1995, Holdings filed with the Securities and Exchange Commission a registration statement for an offer to exchange an equal number of Series B Cumulative Redeemable Exchangeable Preferred Stock, liquidation preference $25 per share (the "Series B Preferred Stock"), for all of its outstanding shares of Series A Preferred Stock. The terms of the Series A Preferred Stock and the Series B Preferred Stock are
    identical in all material respects except for certain transfer restrictions relating to the Series A Preferred Stock. The exchange was concluded in December 1995 for all outstanding shares of the Series A Preferred Stock.

     At March 31, 1996, Holdings had outstanding 2,110,049 shares of Series B Preferred Stock. The aggregate liquidation preference of the Series B Preferred Stock was $52.8 million at March 31, 1996. The Series B Preferred Stock is subject to mandatory redemption on September 30, 2004. At the option of Holdings, the Series B Preferred Stock may be redeemed at a percentage of liquidation preference declining from 107.5% beginning September 30, 1995 to 100% beginning September 30, 1998, plus accumulated and unpaid dividends. The Essex Revolving Credit Agreement permits the optional redemption of the Series B Preferred Stock only out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. In order to redeem the Series B Preferred Stock under the terms of the Essex Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Essex Senior Notes, refinance the Essex Senior Notes after they become redeemable in May 1998, or obtain funds through the sale of equity securities.

     Dividends on the Series B Preferred Stock are payable quarterly at a rate of 15.0% per annum. Dividends accruing on or before September 30, 1998 may, at the option of Holdings, be paid in cash, paid in additional shares of Series B Preferred Stock or in any combination thereof. Dividends on the Series B Preferred Stock accruing after September 30, 1998 must be paid in cash. Holdings does not expect to pay cash dividends on or prior to September 30, 1998. Each of the Credit Facilities and the Essex Senior
    Note Indenture restricts the payment of cash to Holdings. In order to make cash dividend payments on the Series B Preferred Stock under the terms of the Essex Senior Note Indenture, Holdings would be required, among other things, to seek the consent of the holders of the Essex Senior Notes, refinance the Essex Senior Notes after they become redeemable in May, 1998, or obtain funds through the sale of equity securities.

     Other Considerations Relating To Holdings' Cash Obligations

     Holdings expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Essex Credit Facilities and the Essex Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between Essex and Holdings to enable
    Holdings to pay Essex'  taxes as if  computed on an unconsolidated  basis;
    (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and
    (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Essex Revolving Credit Agreement or other sources of funds it may obtain in the future and only to the extent such payments are permitted under the terms of the Essex Credit Facilities and the Essex Senior Note Indenture.

     Essex

     The following sets forth a discussion and analysis of the liquidity, capital resources and financial condition principally of Essex.

     Essex' financial position at March 31, 1996 was highly leveraged. Essex' aggregate notes payable to banks plus long-term debt was $448.6 million and its stockholder's equity was $121.1 million. The resulting ratio of debt to stockholder's equity of approximately 3.7 to 1 was comparable to the ratio at December 31, 1995.

     In general, Essex requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to Essex is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, Essex has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, Essex expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for 1996.

     In April 1995, in connection with the Redemption of all of Holdings' outstanding Debentures at their principal amount of $272.9 million, Essex terminated its previous credit agreement (the "Former Essex Credit Agreement") and entered into three new facilities: (i) a $260.0 million revolving credit agreement, dated as of April 12, 1995 by and among Essex, Holdings, the lenders named therein and Chemical Bank, as agent (the "Essex Revolving Credit Agreement"); (ii) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995 by and among Essex, Holdings, as guarantor, the lenders named therein and Chemical Bank, as administrative agent (the "Essex Term Loan", together with the Essex Revolving Credit Agreement, the "Essex Credit Facilities"); and (iii) a $25.0 million agreement and lease dated as of April 12, 1995 by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement" and together with the Essex Credit

    Facilities the "New Essex Facilities"). Essex recognized an extraordinary charge of approximately $3.0 million, net of applicable tax benefit, in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of the Former Essex Credit Agreement. Holdings is a party to each of the Essex Credit Facilities and has guaranteed Essex' obligations under the Essex Revolving Credit Agreement. Holdings has secured its obligations pursuant to the guarantee of the Essex Revolving Credit Agreement by a pledge of all of the outstanding stock of Essex to the lending banks.

     On May 12, 1995 Essex borrowed the full amounts available under the Essex Term Loan and Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Essex Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238.8 million) and repayment of a portion of an intercompany liability ($34.1 million) totaling $272.9 million. Holdings applied such funds to effect the redemption of its Debentures, at 100% of their principal amount of $272.9 million, on May 15, 1995.

     The Essex Revolving Credit Agreement provides for up to $260.0 million in revolving loans, subject to specified percentages of eligible assets and also provides a $25.0 million letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan and certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture"). The Essex Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. The Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25% if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or 0.5% of the average daily unused portion of the available credit based upon certain specified financial conditions.

     The Essex Term Loan provides an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Essex Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required Essex to repay $12.4 million of the term loan on or before April 15, 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

     The Essex Sale and Leaseback Agreement provides $25.0 million for the sale and leaseback of certain of Essex' fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of Lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by Lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

     The   Essex   Revolving   Credit   Agreement   restricts  incurrence   of
    indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditure and investments and, with certain exceptions, limits prepayment of indebtedness, including the Essex Senior Notes. The Essex Revolving Credit Agreement only permits the optional redemption of the Series B Preferred Stock out of proceeds of a Holdings primary offering (public or private) of common stock, or in exchange for debentures with terms similar to those of the Series B Preferred Stock or in exchange for other preferred stock on terms no more onerous than those presently existing. Transactions with affiliates are also restricted subject to certain exceptions. The Essex Term Loan and the Essex Senior Note Indenture prohibit, with certain exceptions, the incurrence by Essex of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or Essex to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of Holdings.

     Essex also has uncommitted bank lines of credit which provide unsecured borrowings for working capital of up to $25.0 million of which $14.9 million was outstanding at March 31, 1996 and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between Essex and the lending banks. At March 31, 1996, such rates of interest averaged 6.3%.

     Essex has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

     Net cash used for operating activities through the first three months of 1996 was $16.1 million, compared to $6.9 million during the same period in 1995. The increase in cash requirements was needed primarily to fund higher accounts receivable balances. Further, in 1995, other assets declined due to the collection of a 1994 miscellaneous receivable.

     Capital expenditures of $4.4 million in the first quarter of 1996 were $0.2 million more than in the comparable period in 1995. The major projects in 1996 entail improving product quality, increasing manufacturing productivity and expanding capacity. Capital expenditures in 1996 are expected to be approximately 20% to 25% below 1995 and will be used to complete modernization projects, expand capacity, enhance efficiency and ensure continued compliance with regulatory requirements. At March 31, 1996, approximately $4.7 million was committed to outside vendors for capital expenditures. Essex' Credit Facilities impose limitations on capital expenditures, business acquisitions and investments. On March 25, 1996, Essex acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under the Essex Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through Essex' traditional sources of liquidity as previously discussed.

     Regarding long-term liquidity issues, future capital expenditures are anticipated to be at or below historical levels while the Essex Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Essex Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. Essex expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Essex Term Loan and the Essex Sale and Leaseback Agreement.

     Essex' operations involve the use, disposal and clean-up of certain substances regulated under environmental protection laws. Essex has accrued $0.7 million for environmental remediation and restoration costs. The accruals were based upon management's best estimate of Essex' exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, Essex expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows.

    General Economic Conditions and Inflation

     Holdings, through Essex, faces various economic risks ranging from an economic downturn adversely impacting Essex' primary markets to marked fluctuations in copper prices. In the short-term, pronounced changes in the price of copper tend to affect gross profits within the building wire product line because such changes affect raw material costs more quickly than those changes can be reflected in the pricing of building wire products. In the long-term, however, copper price changes have not had a material adverse effect on gross profits because cost changes generally have been passed through to customers over time. In addition, Essex believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base and its strategy of attempting to match its copper purchases with its needs. Essex cannot predict either the continuation of current economic conditions or future results of its operations in light thereof.

     Holdings believes that it is not particularly affected by inflation except to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, Holdings believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.

                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)  Exhibits:

                     Item      Exhibit Index
                     ----      -------------
                     11.1      Calculation of net income per common share.

                (b)  Reports on Form 8-K:

                     No Reports on Form 8-K were filed by Holdings during the quarter ended March 31, 1996.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BCP/ESSEX HOLDINGS INC.
                                            (Registrant)




    May 14, 1996                          /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                                  EXHIBIT 11.1


                             BCP/ESSEX HOLDINGS INC.

                    CALCULATION OF NET INCOME PER COMMON SHARE





                                                    Three Month Period
                                                      Ended March 31,
                                                --------------------------
    In Thousands of Dollars,                        1996          1995
    Except Per Share Data
    ----------------------------------------------------------------------

      Net income applicable to common and
        common equivalent shares:

        Net income  . . . . . . . . . . . . .       $  6,390      $  3,071
        Less:
          Preferred stock dividend requirement                                                        (1,907)       (1,646)
          Preferred stock accretion . . . . . .         (179)         (174)
                                                    --------      --------
        Net income applicable to common stock .     $  4,304      $  1,251
                                                    ========      ========

        Weighted average common
         shares outstanding . . . . . . . . . .   35,320,542    35,172,466

        Common shares issuable with respect to
         common stock equivalents, with a
         dilutive effect based on the
         Modified Treasury Stock method . . . .    2,918,351     2,546,830
                                                   ---------     ---------
        Weighted average number of common
         and common equivalent shares . . . . .   38,238,893    37,719,296
                                                  ==========    ==========
        Net income per common and                       $.11          $.03
         common equivalent share (a)  . . . . .        =====         =====


    (a) The computation of fully diluted income per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.