Form 10-Q
period 1996-06-30
BCP/ESSEX HOLDINGS INC
filed 1996-08-12
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996
                                   -------------

                                        or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                     to
                                     ----------------      ----------------

                         Commission File Number   1-10211
                                                  --------

                             BCP/ESSEX HOLDINGS INC.
                      --------------------------------------
               (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3496934
    --------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)


    1601 WALL STREET, FORT WAYNE, INDIANA                                46802
    --------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

    Registrant's telephone number, including area code:  (219) 461-4000
                                                         --------------

                                       None
        ------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X ] Yes    [  ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Number       of      Shares
    Outstanding
    Common Stock                                        As of July 31, 1996
    -------------                                       -------------------
    Class A, par value $.01                                  45,994,413
    Class B, par value $.01                                   1,199,000

                             BCP/ESSEX HOLDINGS INC.

                                 FORM 10-Q INDEX

                     FOR QUARTERLY PERIOD ENDED JUNE 30, 1996







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

    Part II.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 20

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                              BCP/ESSEX HOLDINGS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,     December 31,
                                                                   1996           1995
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $      -     $  3,195
       Accounts receivable (net of allowance of
        $4,150 and $3,930)  . . . . . . . . . . . . . . . . .      175,051      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      180,554      166,076
       Other current assets . . . . . . . . . . . . . . . . .       18,854       10,545
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      374,459      334,400


       Property, plant and equipment, (net of accumulated
        depreciation of $98,535 and $84,341)  . . . . . . . .      266,526      270,546
       Excess of cost over net assets acquired (net of
        accumulated amortization of $15,281 and $13,221)  . .      127,782      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,395 and $3,102) . . .        8,838        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        2,936        1,987
                                                                  --------     --------

                                                                  $780,541     $746,063
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                    BCP/ESSEX HOLDINGS INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                                 June 30,     December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data            (Unaudited)

    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 20,123    $  11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734

       Accounts payable . . . . . . . . . . . . . . . . . . .       58,149       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       47,002       44,598
       Deferred income taxes  . . . . . . . . . . . . . . . .       16,224       15,345

              Total current liabilities . . . . . . . . . . .      153,074      163,234


       Long-term debt . . . . . . . . . . . . . . . . . . . .      419,228      388,016
       Deferred income taxes  . . . . . . . . . . . . . . . .       64,255       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       12,058       10,081

       Redeemable preferred stock . . . . . . . . . . . . . .       53,063       48,820
       Common stock subject to put:
        1,655,787 and 1,680,787 shares issued and outstanding
        at June 30, 1996 and December 31, 1995, respectively         4,732        4,803


    Other stockholders' equity:
       Common stock, par value $.01 per share;
        authorized 150,000,000 shares; 33,677,626 and
        33,637,415 shares issued and outstanding at
        June 30, 1996 and December 31, 1995, respectively . .          336          336
       Additional paid in capital . . . . . . . . . . . . . .       83,435       85,611
       Carryover of Predecessor basis . . . . . . . . . . . .      (15,259)     (15,259)
       Retained earnings (deficit)  . . . . . . . . . . . . .        5,619       (6,388)
                                                                  --------     --------

              Total other stockholders' equity  . . . . . . .       74,131       64,300
                                                                  --------     --------

                                                                  $780,541     $746,063
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                                        BCP/ESSEX HOLDINGS INC.

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                          Three Month Period    Six Month Period
                                                            Ended June 30,       Ended June 30,
                                                          ------------------- --------------------
         In Thousands of Dollars, Except Per Share Data     1996      1995       1996      1995
         -----------------------------------------------------------------------------------------
         REVENUES:
           Net sales . . . . . . . . . . . . . . . . . .  $337,533  $288,534   $645,943  $578,183

           Interest income   . . . . . . . . . . . . . .         9       174         48       380
           Other income  . . . . . . . . . . . . . . . .       326       470        565     1,329
                                                          --------  --------   --------  --------

                                                           337,868   289,178    646,556   579,892
                                                          --------  --------   --------  --------

         COSTS AND EXPENSES:
           Cost of goods sold  . . . . . . . . . . . . .   284,642   250,936    543,293   498,159
           Selling and administrative  . . . . . . . . .    29,389    21,591     57,537    43,352
           Interest expense  . . . . . . . . . . . . . .    10,157    13,223     20,324    28,555

           Other expense . . . . . . . . . . . . . . . .        84       433        416       560
                                                          --------  --------   --------  --------
                                                           324,272   286,183    621,570   570,626
                                                          --------  --------   --------  --------

         Income before income taxes and
          extraordinary charge . . . . . . . . . . . . .    13,596     2,995     24,986     9,266
         Provision for income taxes  . . . . . . . . . .     6,000     1,980     11,000     5,180
                                                          --------  --------   --------  --------

         Income before extraordinary charge  . . . . . .     7,596     1,015     13,986     4,086
         Extraordinary charge - debt retirement,
          net of income tax benefit  . . . . . . . . . .         -     2,971          -     2,971
                                                          --------  --------   --------  --------

         Net income (loss) . . . . . . . . . . . . . . .  $  7,596  $ (1,956)  $ 13,986  $  1,115
                                                          ========  ========   ========  ========

         Net income (loss) . . . . . . . . . . . . . . .  $  7,596  $ (1,956)  $ 13,986  $  1,115
         Preferred stock dividend requirement  . . . . .    (1,978)   (1,707)    (3,885)   (3,353)
         Preferred stock accretion . . . . . . . . . . .      (180)     (175)      (358)     (350)
                                                          --------  --------   --------  --------

         Net income (loss) applicable to common stock  .  $  5,438  $ (3,838)  $  9,743  $ (2,588)
                                                          ========   ========  ========  ========

         Income (loss) per common and common
          equivalent share:

          Income (loss) before extraordinary charge  . .     $ .14    $ (.02)     $ .26     $ .01



                                                          Three Month Period    Six Month Period
                                                            Ended June 30,       Ended June 30,
                                                          ------------------- --------------------
         In Thousands of Dollars, Except Per Share Data     1996      1995       1996      1995
         -----------------------------------------------------------------------------------------
         REVENUES:
          Extraordinary charge . . . . . . . . . . . . .         -      (.08)         -      (.08)
                                                             -----    ------     ------    ------

         Net income (loss) . . . . . . . . . . . . . . .     $ .14    $ (.10)     $ .26    $ (.07)
                                                             =====    ======     ======    ======

                            See Notes to Consolidated Financial Statements

                                        BCP/ESSEX HOLDINGS INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 13,986      $  1,115
    Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
      Depreciation and amortization . . . . . . . . . . .      16,942        16,267
      Non cash interest expense . . . . . . . . . . . . .       1,171        15,530
      Non cash pension expense  . . . . . . . . . . . . .       1,387         1,254
      Loss on debt retirement . . . . . . . . . . . . . .           -         4,951
      Provision for losses on accounts receivable . . . .         673           243
      Provision (benefit) for deferred income taxes . . .      (1,675)          736
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         243           418
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (21,036)      (14,903)
       Increase in inventories  . . . . . . . . . . . . .      (9,768)       (1,522)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (6,197)       (3,898)
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (8,340)        5,846
                                                             ---------     ---------
    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (12,614)       26,037
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (9,342)      (11,098)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         337         1,069
     Acquisitions and other investments . . . . . . . . .      (7,993)         (492)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (16,998)       (9,458)
                                                             --------      --------
                     See Notes to Consolidated Financial Statements














                                BCP/ESSEX HOLDINGS INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Month Period
                                                                Ended June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      90,200       285,100
     Repayment of long-term debt  . . . . . . . . . . . .     (72,146)      (45,000)
     Proceeds from notes payable to banks . . . . . . . .     265,688        28,200
     Repayment of notes payable to banks  . . . . . . . .    (257,325)      (18,200)
     Repurchase of debentures . . . . . . . . . . . . . .           -      (272,850)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (5,092)
                                                             --------      --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      26,417       (27,842)
                                                             --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,195)      (11,263)
    Cash and cash equivalents at beginning of period  . .       3,195        16,938
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $     -       $ 5,675
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of BCP/Essex Holdings Inc. ("Holdings"), necessary to present fairly the consolidated financial position of Holdings as of June 30, 1996, and the consolidated results of operations for the three month and six month periods ended June 30, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Holdings' Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

    NOTE 2  INVENTORIES

      The components of inventories are as follows:


                                                  June 30,      December 31,
                                                    1996            1995
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $144,931          $146,821
      Raw materials and work in process   . .      49,722            52,366
                                                 --------          --------
                                                  194,653           199,187
      LIFO reserve  . . . . . . . . . . . . .     (14,099)          (33,111)
                                                 --------          --------
                                                 $180,554          $166,076
                                                 ========          ========

      Holdings values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in Holdings' inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $172,668 and $161,449 at June 30, 1996 and December 31, 1995, respectively.

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

      Long-term debt consists of the following:

                                                  June 30,      December 31,
                                                    1996            1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . . .    $200,000          $200,000
    Revolving loan  . . . . . . . . . . . . .     172,000           135,000
    Term loan . . . . . . . . . . . . . . . .      36,304            54,000
    Lease obligation  . . . . . . . . . . . .      22,500            23,750
                                                 --------          --------
                                                  430,804           412,750
           Less current portion   . . . . . .      11,576            24,734
                                                 --------          --------
                                                 $419,228          $388,016
                                                 ========          ========


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

      On May 12, 1995, Essex borrowed the full amount available under the Essex Term Loan and the Essex Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Essex Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238,748) and repayment of a portion of an intercompany liability ($34,102) totaling $272,850. Holdings applied such funds to redeem all of its outstanding Debentures at 100% of their principal amount of $272,850 on May 15, 1995.

      The Essex Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under Essex' Canadian credit agreement and unsecured bank lines of credit ($5,123 and $15,000, respectively, at June 30, 1996), as described below. The Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    Senior Note Indenture"). The Essex Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Essex Revolving Credit Agreement is guaranteed by Holdings and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets.

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

      On May 30, 1996, a subsidiary of Essex entered into a $12,000 (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of June 30, 1996, $5,123 was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      In addition, Essex also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $15,000 and $11,760 were outstanding at June 30, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are also denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between Essex and the lending banks. At June 30, 1996 and December 31, 1995, such rates of interest averaged 6.2% and 6.7%, respectively.

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

    NOTE 4   HOLDINGS PREFERRED STOCK AND WARRANTS

      At June 30, 1996, Holdings had outstanding 2,189,176 shares of 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock") and 5,666,738 warrants to purchase an equivalent number of shares of common stock of
    Holdings at a per share exercise price of approximately $2.86. The accreted balance of the Series B Preferred Stock was $53,063 at June 30, 1996. Dividends on the Series B Preferred Stock were payable quarterly at a rate of 15.0% per annum. Dividends accruing have been paid in additional shares of Series B Preferred Stock. On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. See Note 6 for further information.

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

    NOTE 6   SUBSEQUENT EVENT

      On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. The stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share.

      The aggregate amount due upon redemption of the outstanding Series B Preferred Stock, $59,198, was financed by Holdings through a private offering of 11,860,000 shares of its common stock to certain of its current common stockholders and their affiliates. This offering has not been registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

      In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings is the holding company of Essex. The principal asset of Holdings is all of the outstanding common stock of Essex. Holdings acquired Essex from United Technologies Corporation ("UTC") in February 1988.

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

    Results of Operations

    Three Month Period Ended June 30, 1996

      Net sales for the second quarter 1996 were $337.5 million or 17% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, Essex' principal raw material. During the second quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 13.2% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Second quarter 1996 sales volumes were at record levels with respect to historical second quarter operating performance and exceeded the second quarter 1995 by 19.3%. Sales volumes improved due primarily to increased demand for Essex' building wire and magnet wire products. Building wire sales for the second quarter 1996 increased as compared to the second quarter 1995 due primarily to higher sales volumes, attributable to increased demand and improved market share partially offset by the decrease in copper prices. Although the building wire market has experienced very competitive conditions due primarily to excess industry capacity, product pricing improved in the second quarter 1996 compared to the same period last year. Essex believes this improvement to be the result of higher end user demand coupled with low distributor inventories. Sales of magnet wire during the second quarter 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the second quarter 1996 declined from the comparable period in 1995 due to decreased sales to regional Bell operating companies, reduced export sales and lower copper prices, partially offset by continued growth in premise wire sales. Automotive wire sales in the second quarter 1996 were above the comparable 1995 period due to increased sales volumes partially offset by the decrease in copper prices.

      Cost of goods sold for the second quarter 1996 was 13.4% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 84.3% and 87.0% in the second quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from a change in product mix associated with the distribution operations acquired in September 1995, the impact of lower copper and other material costs, lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

      Selling and administrative expenses for the second quarter 1996 were 36.1% above the comparable 1995 period, due primarily to increased overhead expenses related to the distribution operations acquired in September 1995.

      Interest expense in the second quarter 1996 was $3.1 million lower than the same period in 1995 due primarily to the redemption (the "Redemption") on May 15, 1995 of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). The Debentures, which bore interest at 16%
    per annum, were refinanced with bank debt under Essex' new credit facilities carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition" under this caption.

      Income tax expense was 44.1% of pretax income in the second quarter 1996 compared with 66.1% for the same period in 1995. The effective income tax rate of Holdings is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

      Holdings recorded net income of $7.6 million for the second quarter 1996 compared to a net loss of $2.0 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with Essex' former revolving credit agreement.

    Six Month Period Ended June 30, 1996

      Net sales for the first six months of 1996 were $645.9 million or 11.7% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, Essex' principal raw material. During the first half of 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 13.8% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. First half 1996 sales volumes were at record levels with respect to historical first half operating performance and exceeded the first half 1995 by

    11.9%. Improved sales volumes resulted primarily from increased demand for Essex' building wire and magnet wire products. Building wire sales for the first six months of 1996 increased as compared to the first six months of 1995 due primarily to an increase in sales volumes, attributable to increased demand and improved market share, partially offset by declining copper prices. Although building wire market prices have experienced very competitive conditions, resulting primarily from excess industry capacity, market demand continued to improve in the first six months of 1996 on the strength of new non-residential construction coupled with low distributor inventories. Sales of magnet wire during the first half of 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor market as well as increased sales to distributors. Voice and data communication wire sales for the first six months of 1996 increased over the comparable period in 1995 due to increased domestic sales volume and improved product pricing. Automotive wire sales in the first half of 1996 were above the comparable 1995 period due to improved sales volumes partially offset by the decrease in copper prices.

      Cost of goods sold for the first six months of 1996 was 9.1% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 84.1% and 86.2% in the first six months of 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from a change in product mix associated with the distribution operations acquired in September 1995, the impact of lower copper and other material costs, lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

      Selling and administrative expenses for the first six months of 1996 were 32.7% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

      Interest expense in the first six months of 1996 was $8.2 million lower than the same period in 1995 due primarily to the Redemption on May 15, 1995 of all of Holdings' outstanding Debentures. The Debentures, which bore interest at 16% per annum, were refinanced with bank debt under Essex' new credit facilities carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition" under this caption.

      Income tax expense was 44.0% of pretax income in the first six months of 1996 compared with 55.9% for the same period in 1995. The effective income tax rate of Holdings is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

      Holdings recorded net income of $14.0 million for the first six months of 1996 compared to net income of $1.1 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with Essex' former revolving credit agreement.

    Liquidity, Capital Resources and Financial Condition

      The Essex debt agreements place certain restrictions on Holdings' ability to obtain funds from Essex. Consequently, the following discussion presents liquidity, capital resources and financial condition of Holdings followed by a presentation of the matters pertaining to Essex. As of June 30, 1996, Essex was in compliance with all covenants under the agreements governing their outstanding indebtedness. Liquidity and capital resources continue to be adequate.

      Holdings

      Holdings is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of Essex. All of such stock is pledged, however, to the lenders under the Essex revolving credit facility. Accordingly, Holdings' ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to Holdings in amounts sufficient to service Holdings' cash obligations.

      Holdings' financial position at June 30, 1996 was highly leveraged. Holdings' aggregate notes payable to banks plus long-term debt was $450.9 million and the total of other stockholders' equity ($74.1 million), stock subject to put ($4.7 million) and Series B Cumulative Redeemable Exchangeable Preferred Stock ($53.1 million) was $131.9 million at June 30, 1996. Holdings' ratio of debt to stockholders' equity was approximately 3.4 to 1 at June 30, 1996 and 3.6 to 1 at December 31, 1995.

      At June 30, 1996, Holdings had outstanding 2,189,176 shares of Series B Cumulative Redeemable Exchangeable Preferred Stock, liquidation preference $25 per share (the "Series B Preferred Stock"). The aggregate liquidation preference of the Series B Preferred Stock was $54.7 million at June 30, 1996. On July 3, 1996, Holdings called for redemption all of its outstanding Series B Preferred Stock. The stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share.

      The aggregate amount paid upon redemption of the outstanding Series B Preferred Stock, $59.2 million, was financed by Holdings through a private offering of 11,860,000 shares of its common stock to certain of its current common stockholders and their affiliates. This offering has not been registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

      Other Considerations Relating To Holdings' Cash Obligations

      Holdings expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Essex credit facilities and the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture"). Such payments may include (i) an amount necessary under the tax sharing agreement between Essex and Holdings to enable Holdings to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Essex credit facilities or other sources of funds it may obtain in the future and only to the extent such payments are permitted under the terms of the Essex credit facilities and the Essex Senior Note Indenture.

      Essex

      The following sets forth a discussion and analysis of the liquidity, capital resources and financial condition principally of Essex.

      Essex' financial position at June 30, 1996 was highly leveraged. Essex' aggregate notes payable to banks plus long-term debt was $450.9 million and its stockholder's equity was $128.8 million. Essex' ratio of debt to stockholders' equity was approximately 3.5 to 1 at June 30, 1996 and 3.7 to 1 at December 31, 1995.

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

      The Essex Revolving Credit Agreement provides for up to $260.0 million in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under Essex' Canadian credit agreement and unsecured bank lines of credit ($5.1 million and $15.0 million, respectively, at June 30, 1996), as described below. The Essex Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan and certain debt limitation covenants contained in the Essex Senior Note Indenture. The Essex Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. The Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or 0.5% of the average daily unused portion of the available credit based upon certain specified financial conditions.

      The Essex Term Loan provides for an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Essex Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required Essex to repay $12.4 million of the term loan. The payment was made in March 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

      On May 30, 1996, a subsidiary of Essex entered into a $12.0 million (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of June 30, 1996, $5.1 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Essex Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      In addition, Essex also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25.0 million of which $15.0 million was outstanding at June 30, 1996 and also denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between Essex and the lending banks. At June 30, 1996, such rates of interest averaged 6.2%.

      Essex has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

      Net cash used for operating activities of Essex through the first six months of 1996 was $12.6 million, compared to $8.0 million during the same period in 1995. The increase in cash requirements was needed primarily to fund higher inventory and accounts receivable balances resulting from the nearly 12% increase in sales for the comparable periods. Further, in 1995 other assets declined due to the collection of a miscellaneous receivable. Partially offsetting these uses of funds was the 1995 repayment of an intercompany liability with Holdings in the amount of $34.1 million.

      Capital expenditures of $9.3 million in the first six months of 1996 were $1.8 million less than in the comparable period in 1995. Major projects in 1996 entail improving product quality, increasing manufacturing productivity and expanding capacity. Capital expenditures in 1996 are expected to be approximately 20% to 25% below 1995 and will be used to complete modernization projects, expand capacity, enhance efficiency and ensure continued compliance with regulatory requirements. At June 30, 1996, approximately $6.1 million was committed to outside vendors for capital expenditures. Essex's Credit Facilities impose limitations on capital expenditures, business acquisitions and investments. On March 25, 1996, Essex acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under Essex' Revolving Credit Agreement. Future cash requirements of this operation are expected to be satisfied through Essex' traditional sources of liquidity as previously discussed.

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

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

        Item     Exhibit Index
        ----     -------------

        11.1     Calculation of net income per common share.
        27.1     Financial Data Schedule

      (b)  Reports on Form 8-K:

        No Reports on Form 8-K were filed by Holdings during the quarter ended June 30, 1996.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BCP/ESSEX HOLDINGS INC.
                                            (Registrant)




    August 12, 1996                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                                    EXHIBIT
    11.1

                             BCP/ESSEX HOLDINGS INC.

                    CALCULATION OF NET INCOME PER COMMON SHARE

                                            Three Month Period       Six Month Period
                                              Ended June 30,          Ended June 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars                  1996        1995        1996        1995
    -------------------------------------------------------------------------------------
    Income applicable to common and
    common equivalent shares:
      Income before extraordinary charge                                             $    7,596 $    1,015   $   13,986 $    4,086



      Less:  Series B preferred stock
             dividend requirement . . . .       1,978      1,707        3,885      3,353

             Series B preferred stock
             accretion  . . . . . . . . .         180        175          358        350
                                           ----------  ---------   ---------- -----------

      Income (loss) before extraordinary
      charge applicable to common stock .       5,438       (867)       9,743        383
      Extraordinary charge - debt
      retirement, net of income tax
      benefit . . . . . . . . . . . . . .           -      2,971            -      2,971
                                           ---------- ----------   ---------- -----------

      Net income (loss) applicable to
      common stock  . . . . . . . . . . .  $    5,438 $   (3,838)  $    9,743 $   (2,588)
                                           ========== ==========   ========== ===========


      Weighted average common shares
      outstanding . . . . . . . . . . . .  35,333,413 35,172,466   35,326,978 35,172,466


      Common shares issuable in respect
      to common stock equivalents, with a
      dilutive effect based on the
      modified Treasury Stock method  . .   2,913,722  2,546,830    2,916,036  2,546,830
                                           ---------- ----------   ---------- ----------

      Weighted average number of common
      and common equivalent shares  . . .  38,247,135 37,719,296   38,243,014 37,719,296
                                           ========== ==========   ========== ==========

    Income (loss) per common and common
    equivalent share*:

     Income (loss) before extraordinary        $ .14      $ (.02)      $ .26       $ .01
     charge . . . . . . . . . . . . . . .


                                            Three Month Period       Six Month Period
                                              Ended June 30,          Ended June 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars                  1996        1995        1996        1995
    -------------------------------------------------------------------------------------
    Income applicable to common and
    common equivalent shares:
     Extraordinary charge . . . . . . . .          -        (.08)          -        (.08)
                                               -----      ------      ------      ------

    Net income (loss) . . . . . . . . . .      $ .14      $ (.10)      $ .26      $ (.07)
                                               =====      ======      ======      ======

    *The computation of fully diluted income (loss) per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.