Form 10-Q
period 1996-09-30
BCP/ESSEX HOLDINGS INC
filed 1996-11-13
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1996
                                   ------------------

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


                                                   Number       of      Shares
    Outstanding
    Common Stock                                        As  of  September  30,
    1996
    -------------                                       -------------------
    Class A, par value $.01                                  46,038,698
    Class B, par value $.01                                   1,199,000

                             BCP/ESSEX HOLDINGS INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996







                                                                      Page No.

    Part I.     Financial Information

         Item 1.     Financial Statements

                     Consolidated Balance Sheets  . . . . . . . . . . . . .  3

                     Consolidated Statements of Income  . . . . . . . . . .  5

                     Consolidated Statements of Cash Flows  . . . . . . . .  6

                     Notes to Consolidated Financial Statements . . . . . .  8

         Item 2.     Management's Discussion and Analysis of
                     Results of Operations and Financial Condition  . . . . 13

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

                                                               September 30,  December 31,
                                                                   1996           1995
    In Thousands of Dollars                                     (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  3,974     $  3,195
       Accounts receivable (net of allowance of
        $4,409 and $3,930)  . . . . . . . . . . . . . . . . .      169,302      154,584
       Inventories  . . . . . . . . . . . . . . . . . . . . .      172,599      166,076
       Other current assets . . . . . . . . . . . . . . . . .       17,210       10,545
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      363,085      334,400


       Property, plant and equipment, (net of accumulated
        depreciation of $105,546 and $84,341) . . . . . . . .      264,542      270,546
       Excess of cost over net assets acquired (net of
        accumulated amortization of $16,343 and $13,221)  . .      127,665      129,943
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,846 and $3,102) . . .        7,443        9,187
       Other assets . . . . . . . . . . . . . . . . . . . . .        3,525        1,987
                                                                  --------     --------

                                                                  $766,260     $746,063
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                    BCP/ESSEX HOLDINGS INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                               September 30,  December 31,
                                                                   1996           1995
    In Thousands of Dollars, Except Per Share Data            (Unaudited)

    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 10,536    $  11,760
       Current portion of long-term debt  . . . . . . . . . .       11,576       24,734

       Accounts payable . . . . . . . . . . . . . . . . . . .       51,847       66,797
       Accrued liabilities  . . . . . . . . . . . . . . . . .       55,082       44,598
       Deferred income taxes  . . . . . . . . . . . . . . . .       16,377       15,345

              Total current liabilities . . . . . . . . . . .      145,418      163,234


       Long-term debt . . . . . . . . . . . . . . . . . . . .      401,334      388,016
       Deferred income taxes  . . . . . . . . . . . . . . . .       63,114       66,809
       Other long-term liabilities  . . . . . . . . . . . . .       12,812       10,081

       Redeemable preferred stock . . . . . . . . . . . . . .            -       48,820
       Common stock subject to put:
        1,655,787 and 1,680,787 shares issued and outstanding
        at September 30, 1996 and December 31, 1995,
        respectively  . . . . . . . . . . . . . . . . . . . .        8,279        4,803


    Other stockholders' equity:
      Common stock, par value $.01 per share; authorized
      150,000,000 shares:
       Class A: 44,382,911 and 33,637,415 shares issued and
        outstanding at September 30, 1996 and December 31,
        1995, respectively  . . . . . . . . . . . . . . . . .          444          336
       Class B: 1,199,000 shares issued and outstanding at
        September 30, 1996  . . . . . . . . . . . . . . . . .           12            -
       Additional paid in capital . . . . . . . . . . . . . .      133,268       85,611
       Carryover of Predecessor basis . . . . . . . . . . . .      (15,259)     (15,259)
       Retained earnings (deficit)  . . . . . . . . . . . . .       16,838       (6,388)
                                                                   -------     --------

              Total other stockholders' equity  . . . . . . .      135,303       64,300
                                                                  --------     --------

                                                                  $766,260     $746,063
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                                        BCP/ESSEX HOLDINGS INC.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                          Three Month Period   Nine Month Period
                                                          Ended September 30, Ended September 30,
                                                          ------------------- --------------------
         In Thousands of Dollars, Except Per Share Data     1996      1995       1996      1995
         -----------------------------------------------------------------------------------------
         REVENUES:
           Net sales . . . . . . . . . . . . . . . . . .  $328,777  $308,288   $974,720  $886,471

           Interest income   . . . . . . . . . . . . . .       113        10        161       390
           Other income  . . . . . . . . . . . . . . . .       305       (91)       870     1,238
                                                          --------  --------   --------  --------

                                                           329,195   308,207    975,751   888,099
                                                          --------  --------   --------  --------

         COSTS AND EXPENSES:
           Cost of goods sold  . . . . . . . . . . . . .   269,813   263,523    813,106   761,682
           Selling and administrative  . . . . . . . . .    28,926    21,923     86,463    65,275
           Interest expense  . . . . . . . . . . . . . .     9,555    10,284     29,879    38,839

           Other expense . . . . . . . . . . . . . . . .       819     1,991      1,235     2,551
                                                          --------  --------   --------  --------
                                                           309,113   297,721    930,683   868,347
                                                          --------  --------   --------  --------

         Income before income taxes and
          extraordinary charge . . . . . . . . . . . . .    20,082    10,486     45,068    19,752
         Provision for income taxes  . . . . . . . . . .     8,500     4,400     19,500     9,580
                                                          --------  --------   --------  --------

         Income before extraordinary charge  . . . . . .    11,582     6,086     25,568    10,172
         Extraordinary charge - debt retirement,
          net of income tax benefit  . . . . . . . . . .         -         -          -     2,971
                                                          --------  --------   --------  --------

         Net income  . . . . . . . . . . . . . . . . . .  $ 11,582  $  6,086   $ 25,568  $  7,201
                                                          ========  ========   ========  ========

         Net income  . . . . . . . . . . . . . . . . . .  $ 11,582  $  6,086   $ 25,568  $  7,201
         Preferred stock redemption premium  . . . . . .    (4,105)        -     (4,105)        -
         Preferred stock dividend requirement  . . . . .      (363)   (1,771)    (4,248)   (5,124)
         Preferred stock accretion . . . . . . . . . . .    (1,666)     (176)    (2,024)     (526)
                                                          --------  --------   --------  --------

         Net income applicable to common stock . . . . .  $  5,448  $  4,139   $ 15,191  $  1,551
                                                          ========   ========  ========  ========


         Income per common and common
          equivalent share:



                                                          Three Month Period   Nine Month Period
                                                          Ended September 30, Ended September 30,
                                                          ------------------- --------------------
         In Thousands of Dollars, Except Per Share Data     1996      1995       1996      1995
         -----------------------------------------------------------------------------------------
         REVENUES:
          Income before extraordinary charge . . . . . .     $ .10    $  .11      $ .35     $ .12

          Extraordinary charge . . . . . . . . . . . . .         -         -          -      (.08)
                                                             -----    ------     ------    ------
         Net income  . . . . . . . . . . . . . . . . . .     $ .10    $  .11      $ .35    $  .04
                                                             =====    ======     ======    ======

                            See Notes to Consolidated Financial Statements

                                        BCP/ESSEX HOLDINGS INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 25,568      $  7,201
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      25,489        24,493
      Non cash interest expense . . . . . . . . . . . . .       1,585         5,977
      Non cash pension expense  . . . . . . . . . . . . .       2,170         1,710
      Loss on debt retirement . . . . . . . . . . . . . .           -         4,951
      Provision for losses on accounts receivable . . . .         958           372
      Provision (benefit) for deferred income taxes . . .      (2,664)        1,174
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .       1,045         2,093
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (15,572)      (25,878)
       (Increase) decrease in inventories . . . . . . . .      (1,813)       14,354
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (3,860)       18,734
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (7,820)        7,027
                                                             ---------     ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      25,086        72,208
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (15,677)      (18,069)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         405         1,151
     Acquisitions and other investments . . . . . . . . .      (7,993)      (25,392)
     Issuance of equity interest in a subsidiary  . . . .           -         1,063
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (23,265)      (41,247)
                                                             --------      --------
                     See Notes to Consolidated Financial Statements














                                BCP/ESSEX HOLDINGS INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1995
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     110,800       374,040
     Repayment of long-term debt  . . . . . . . . . . . .    (110,640)     (157,665)
     Proceeds from notes payable to banks . . . . . . . .     390,259        72,345
     Repayment of notes payable to banks  . . . . . . . .    (391,483)      (56,945)
     Preferred stock redemption . . . . . . . . . . . . .     (59,238)            -
     Common stock issuance  . . . . . . . . . . . . . . .      59,260             -
     Repurchase of debentures . . . . . . . . . . . . . .           -      (272,850)
     Debt issuance costs  . . . . . . . . . . . . . . . .           -        (4,437)
                                                             --------      --------
     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .      (1,042)      (45,512)
                                                             --------      --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          779       (14,551)
    Cash and cash equivalents at beginning of period  . .       3,195        16,938
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 3,974       $ 2,387
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 1  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of BCP/Essex Holdings Inc. ("Holdings"), necessary to present fairly the consolidated financial position of Holdings as of September 30, 1996, and the consolidated results of operations for the three month and nine month periods ended September 30, 1996 and 1995, respectively, and cash flows of Holdings for the nine month periods ended September 30, 1996 and 1995, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Holdings' Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

    NOTE 2  INVENTORIES

      The components of inventories are as follows:


                                               September 30,    December 31,
                                                    1996            1995
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $128,066          $146,821
      Raw materials and work in process   . .      43,955            52,366
                                                 --------          --------
                                                  171,961           199,187
      LIFO reserve  . . . . . . . . . . . . .         638           (33,111)
                                                 --------          --------
                                                 $172,599          $166,076
                                                 ========          ========

      Holdings values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in Holdings' inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $166,519 and $161,449 at September 30, 1996 and December 31, 1995, respectively.

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  DEBT ARRANGEMENTS

      Long-term debt consists of the following:

                                               September 30,    December 31,
                                                    1996            1995
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . . .    $200,000          $200,000
    Revolving loan  . . . . . . . . . . . . .     157,000           135,000
    Term loan . . . . . . . . . . . . . . . .      34,035            54,000
    Lease obligation  . . . . . . . . . . . .      21,875            23,750
                                                 --------          --------
                                                  412,910           412,750
           Less current portion   . . . . . .      11,576            24,734
                                                 --------          --------
                                                 $401,334          $388,016
                                                 ========          ========


    Essex Bank Financing

      In April 1995, in connection with the redemption (the "Redemption") of all of Holdings' outstanding 16% Senior Discount Debentures due 2004 (the "Debentures"), Essex Group, Inc. ("Essex"), Holdings' wholly owned subsidiary, terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260,000 revolving credit agreement, dated as of April 12, 1995, by and among Essex, Holdings, the Lenders named therein, and Chemical Bank, as agent (the "Essex Revolving Credit Agreement"); (ii) a $60,000 senior unsecured note agreement, dated as of April 12, 1995, by and among Essex, Holdings, as guarantor, the Lenders named therein, and Chemical Bank, as administrative agent (the "Essex Term Loan", together with the Essex Revolving Credit Agreement, the "Essex Credit Facilities"); and (iii) a $25,000 agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement"). Essex recognized an extraordinary charge of $2,971, net of applicable tax benefit ($1,980), in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

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

      The Essex Revolving Credit Agreement provides for up to $260,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under Essex' Canadian credit agreement and unsecured bank lines of credit ($4,476 and $6,060, respectively, at September 30, 1996), as described below. The Essex Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan and to certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued

                             BCP/ESSEX HOLDINGS INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    (the "Essex Senior Note Indenture"). The Essex Revolving Credit Agreement terminates five years from its effective date of April 12, 1995. Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.25%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Indebtedness under the Essex Revolving Credit Agreement is guaranteed by Holdings and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets. See Note 6 for further information.

      The Essex Term Loan provides for an aggregate of $60,000 in term loans, the last payment of which is due in May 2000. Borrowings under the Essex Term Loan bear floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. Principal payments on the term loans will be made in 20 equal quarterly installments, subject to the loan's excess cash provision, commencing August 15, 1995. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required Essex to repay $12,427 of the term loan. Such payment was made in March 1996. After the 1996 excess cash repayment, principal payments will be made in 17 equal quarterly installments of $2,269. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

      On May 30, 1996, a subsidiary of Essex entered into a $12,000 (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of September 30, 1996, $4,476 was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Essex Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      In addition, Essex also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25,000, of which $6,060 and $11,760 were outstanding at September 30, 1996 and December 31, 1995, respectively. Amounts outstanding under these lines of credit are also denoted as notes payable to banks in the Consolidated Balance Sheets and bear interest at rates subject to agreement between Essex and the lending banks. At September 30, 1996 and December 31, 1995, such rates of interest averaged 6.7%.

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

    NOTE 4   HOLDINGS PREFERRED STOCK AND WARRANTS

      On July 3, 1996, Holdings called for redemption all of its outstanding 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share (the "Series B Preferred Stock"). The Series B Preferred stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share or $59,238 in the aggregate including redemption expenses.

      The redemption of the outstanding Series B Preferred Stock was financed by Holdings through a private offering of 11,860,000 shares of its common stock, $59,260 net proceeds amount after issuance expenses, to certain of its current common stockholders and their affiliates. This offering was not registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

      At September 30, 1996, Holdings had outstanding 5,666,738 warrants to purchase an equivalent number of shares of common stock of Holdings at a per share exercise price of approximately $2.86.

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

    NOTE 6   SUBSEQUENT EVENT

      On October 31, 1996, Essex acquired substantially all of the assets of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island ("Triangle"),

                             BCP/ESSEX HOLDINGS INC.

                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    related to the sales, marketing, manufacturing and distribution of electrical wire and cable and the assets of its Canadian affiliate, FLI Royal Wire and Cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle approximated $75,000, subject to post closing adjustment. The acquisition was financed from proceeds received under Essex' new revolving credit agreement as detailed in the following paragraph.

      In connection with the Triangle acquisition, Essex terminated the Essex Revolving Credit Agreement and entered into a new revolving credit agreement, dated as of October 31, 1996, by and among Essex, Holdings, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "New Essex Revolving Credit Agreement"). The New Essex Revolving Credit Agreement provides for up to $370,000 in revolving loans and bears terms and conditions similar to the terminated Essex Revolving Credit Agreement. Essex will recognize an extraordinary charge of approximately $1,183 ($1,971 before applicable income tax benefit) in the fourth quarter 1996 for the write-off of unamortized deferred debt expense associated with the termination of the Essex Revolving Credit Agreement.

    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Introduction

      In October 1992, MS/Essex Holdings Inc. ("Holdings") was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into Holdings with Holdings surviving under the name BCP/Essex Holdings Inc. ("Holdings"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), affiliates of Goldman, Sachs & Co. ("Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Chemical Equity Associates, A California Limited Partnership ("CEA") and members of management. As a result of the Merger, the stockholders of BE became stockholders of Holdings. Holdings is the holding company of Essex Group, Inc. ("Essex"). The principal asset of Holdings is all of the outstanding common stock of Essex. Holdings acquired Essex from United Technologies Corporation ("UTC") in February 1988.

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

    Results of Operations

    Three Month Period Ended September 30, 1996

      Net sales for the third quarter 1996 were $328.8 million or 6.6% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, Essex' principal raw material. During the third quarter 1996, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was 33.0% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Third quarter 1996 sales volumes were at record levels with respect to historical third quarter operating performance and exceeded the third quarter 1995 by 16.5%. Sales volumes improved due primarily to increased demand for Essex' building wire and magnet wire products. Building wire sales for the third quarter 1996 increased as compared to the third quarter 1995 due primarily to higher sales volumes and an increase in product pricing
    (without regard to copper costs), partially offset by decreased copper prices. Although the building wire market has been experiencing very competitive conditions due primarily to excess industry capacity, product pricing improved during the third quarter 1996. Essex believes this improvement to be the result of higher end user demand coupled with low distributor inventories. Sales of magnet wire during the third quarter 1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the transformer market as well as increased sales to distributors. Voice and data communication wire sales for the third quarter 1996 declined from the comparable period in 1995 due to lower copper prices, decreased sales to regional Bell operating companies and reduced export sales. Continued strong growth in premise wire sales, however, have partially offset those unfavorable sales conditions. Automotive wire sales in the third quarter 1996 were below the comparable 1995 period due primarily to the decline in copper prices as sales volumes were essentially unchanged.

      Cost of goods sold for the third quarter 1996 was 2.4% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 82.1% and 85.5% in the third quarter 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the sharp decline in copper prices, improved building wire product prices (without regard to copper costs), a change in product mix associated with the distribution operations acquired in September 1995 and higher manufacturing volumes.

      Selling and administrative expenses for the third quarter 1996 were 31.9% above the comparable 1995 period, due primarily to increased overhead expenses related to the distribution operations acquired in September 1995.
      Interest expense in the third quarter 1996 was $0.7 million lower than the same period in 1995 due primarily to lower interest rates.

      Income tax expense was 42.3% of pretax income in the third quarter 1996 compared with 42.0% for the same period in 1995. The effective income tax rate of Holdings is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

    Nine Month Period Ended September 30, 1996

      Net sales for the first nine months of 1996 were $974.7 million or 10.0% higher than the comparable period in 1995, resulting primarily from improved sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices, Essex' principal raw material. During the first nine months of 1996, the average COMEX price of copper was 20.2% lower than the comparable period in 1995. Copper costs are generally passed on to customers through product pricing. Sales volumes for the first nine months of 1996 were at record levels with respect to historical first nine months operating performance and exceeded the comparable 1995 period by 13.4%. Improved sales volumes resulted primarily from increased demand for Essex' building wire and magnet wire products. Building wire sales for the first nine months of 1996 increased as compared to the first nine months of 1995 due primarily to an increase in sales volumes, partially
    offset  by declining  copper  prices.   Building  wire market  demand  has
    exhibited continued growth during 1996 on the strength of new non-residential construction and sustained expansion of the repair and remodeling segment of the market. Essex believes this continued growth in demand coupled with low distributor inventories, has led to an improvement in the depressed market conditions of the most recent quarters resulting in improved product pricing during the third quarter 1996. Essex cannot, however, provide assurances that such favorable market conditions will continue into 1997. Sales of magnet wire during the first nine months of

    1996 improved from the comparable 1995 period due to improved sales volumes partially offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor and transformer markets as well as increased sales to distributors. Communication wire sales for the first nine months of 1996 are below the comparable period in 1995 due to the decrease in copper prices partially offset by improved product pricing, increased domestic sales volume and sales of premise wire products, which are up 18% as compared to year-to-date 1995, reflecting continued strong growth in this segment of the communication wire market. Automotive wire sales in the first nine months of 1996 were below the comparable 1995 period due to the decrease in copper prices partially offset by improved sales volumes.

      Cost of goods sold for the first nine months of 1996 was 6.8% higher than the same period in 1995 due primarily to higher sales volumes and increased sales attributable to the distribution operations acquired in September 1995, partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 83.4% and 85.9% in the first nine months of 1996 and 1995, respectively. The cost of goods sold percentage decrease resulted primarily from the marked decline in copper costs, improved building wire and communications product pricing (without regard to copper costs), a change in product mix associated with the distribution operations acquired in September 1995 and higher manufacturing volumes.

      Selling and administrative expenses for the first nine months of 1996 were 32.5% above the comparable 1995 period, due primarily to increased overhead expenses attributable to the distribution operations acquired in September 1995.

      Interest expense in the first nine months of 1996 was $9.0 million lower than the same period in 1995 due primarily to the May 1995 redemption (the "Redemption") of all of Holdings' outstanding Senior Discount Debentures due 2004 (the "Debentures"). The Debentures, which bore interest at 16%
    per annum, were refinanced with bank debt under Essex' new credit facilities carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition" under this caption.

      Income tax expense was 43.3% of pretax income in the first nine months of 1996 compared with 48.5% for the same period in 1995. The effective income tax rate of Holdings is higher than the approximate statutory rate of 40% due to the effect of the amortization of excess of cost over net assets acquired which is not deductible for income tax purposes.

      Holdings recorded net income of $25.6 million for the first nine months of 1996 compared to net income of $7.2 million for the comparable period last year. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with Essex' former revolving credit agreement.

    Liquidity, Capital Resources and Financial Condition

      The  Essex  debt  agreements  place certain  restrictions  on  Holdings'
    ability to obtain funds from Essex. Consequently, the following discussion presents liquidity, capital resources and financial condition of Holdings followed by a presentation of the matters pertaining to Essex. As of September 30, 1996, Essex was in compliance with all covenants under the agreements governing their outstanding indebtedness. Liquidity and capital resources continue to be adequate.

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

      Holdings' financial position at September 30, 1996 was highly leveraged. Holdings' aggregate notes payable to banks plus long-term debt totalled $423.4 million and the total of other stockholders' equity ($135.3 million) and stock subject to put ($8.3 million) was $143.6 million at September 30, 1996. Holdings' ratio of debt to stockholders' equity was approximately 2.9 to 1 at September 30, 1996 and 3.6 to 1 at December 31, 1995.

      On July 3, 1996, Holdings called for redemption all of its outstanding 15% Series B Cumulative Redeemable Exchangeable Preferred Stock, Liquidation Preference $25 Per Share, (the "Series B Preferred Stock"). The Series B Preferred Stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share or $59,238 in the aggregate including redemption expense.

      The redemption of the outstanding Series B Preferred Stock, $59.2 million, was financed by Holdings through a private offering of 11,860,000 shares of its common stock, $59,260 net proceeds amount after issuance expenses, to certain of its current common stockholders and their affiliates. This offering has not been registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

      Other Considerations Relating To Holdings' Cash Obligations

      Holdings expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the new Essex credit facilities and the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture"). Such payments may include (i) an amount necessary under the tax sharing agreement between Essex and Holdings to enable Holdings to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of Holdings' common stock under certain specified conditions; and (iv) other amounts to meet ongoing expenses of Holdings (such amounts are considered to be immaterial both individually and in the aggregate, however, because Holdings has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the new Essex credit facilities or other sources of funds it may obtain in the future subject to the extent such payments are permitted under the terms of the new Essex credit facilities and the Essex Senior Note Indenture.

      Essex

      The following sets forth a discussion and analysis of the liquidity, capital resources and financial condition principally of Essex.

      Essex' financial position at September 30, 1996 was highly leveraged. Essex' aggregate notes payable to banks plus long-term debt was $423.4 million and its stockholder's equity was $140.3 million. Essex' ratio of debt to stockholders' equity was approximately 3.0 to 1 at September 30, 1996 and 3.7 to 1 at December 31, 1995.

      In general, Essex requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to Essex is its working capital requirements which increase whenever it experiences strong incremental demand in its business and/or a significant rise in copper prices. Historically, Essex has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, Essex expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the remainder of 1996 and for 1997.

      In April 1995, in connection with the Redemption of all of Holdings' outstanding Debentures at their principal amount of $272.9 million, Essex terminated its previous credit agreement (the "Former Credit Agreement") and entered into three new facilities: (i) a $260.0 million revolving credit agreement, dated as of April 12, 1995 by and among Essex, Holdings, the lenders named therein and Chemical Bank, as agent (the "Essex Revolving Credit Agreement"); (ii) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995 by and among Essex, Holdings, as guarantor, the lenders named therein and Chemical Bank, as administrative agent (the "Essex Term Loan", together with the Revolving Credit Agreement, the "Essex Credit Facilities"); and (iii) a $25.0 million agreement and lease dated as of April 12, 1995 by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement"). Essex recognized an extraordinary charge of approximately $3.0 million, net of applicable tax benefit, in the second quarter 1995 for the write-off of unamortized deferred debt expense in connection with the termination of its Former Credit Agreement.

      On May 12, 1995 Essex borrowed the full amounts available under the Essex Term Loan and Essex Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Essex Revolving Credit Agreement, were paid to Holdings in the form of a cash dividend ($238.8 million) and repayment of a portion of an intercompany liability ($34.1 million) totaling $272.9 million. Holdings applied such funds to effect the redemption of its Debentures, at 100% of their principal amount of $272.9 million, on May 15, 1995.

      On October 31, 1996, Essex acquired substantially all of the assets of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island ("Triangle") and the assets of its Canadian affiliate, FLI Royal Wire and Cable. See "Subsequent Event" under this caption for further information. In connection with the Triangle acquisition, Essex terminated the Essex Revolving Credit Agreement and entered into a new revolving credit agreement, dated as of October 31, 1996, by and among Essex, Holdings, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "New Essex Revolving Credit Agreement"). The New Essex Revolving Credit Agreement provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets reduced by outstanding borrowings under Essex' Canadian credit facility and unsecured bank lines of credit. The New Essex Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Essex' ability to borrow under the New Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan (together with the New Essex Revolving Credit Agreement, the "New Essex Credit Facilities") and by debt limitation covenants contained in the Essex Senior Note Indenture. The New Essex Revolving Credit Agreement terminates five years from its effective date of October 31, 1996. The New Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.50%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are .25%, .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. Holdings is a party to the New Essex Credit Facilities and has guaranteed Essex' obligations under the New Essex Revolving Credit Agreement. Holdings has secured its obligations pursuant to the guarantee of the New Essex Revolving Credit Agreement by a pledge of all of the outstanding stock of Essex to the lending banks.

      The Essex Term Loan provides for an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Essex Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The excess cash calculation for the year ended December 31, 1995 required Essex to repay $12.4 million of the term loan. Such payment was made in March 1996. After the 1996 excess cash repayment, the remaining principal payments will be made in 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provision may not be reborrowed.

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

      On May 30, 1996, a subsidiary of Essex entered into a $12.0 million (Canadian dollar) credit agreement by and between the subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement"). Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of September 30, 1996, $4.5 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the New Essex Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

      Essex also has uncommitted bank lines of credit which provide for unsecured borrowings for working capital of up to $25.0 million of which $6.0 million was outstanding at September 30, 1996 and also denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between Essex and the lending banks. At September 30, 1996, such rates of interest averaged 6.7%.

      Essex has purchased interest rate cap protection through May 15, 1997 with respect to $150.0 million of debt with a strike rate of 10.0% (three month LIBOR).

      The  New  Essex  Revolving  Credit  Agreement  restricts  incurrence  of indebtedness, liens, guarantees, mergers, sales of assets, lease obligations, payment of dividends, capital expenditure and investments and, with certain exceptions, limits prepayment of indebtedness, including the Essex Senior Notes. Transactions with affiliates are also restricted subject to certain exceptions. The Essex Term Loan and the Essex Senior
    Note Indenture prohibit, with certain exceptions, the incurrence by Essex of any secured indebtedness unless such indebtedness is equally and ratably secured. The failure by Holdings or Essex to comply with any of the foregoing covenants, if such failure is not timely cured or waived, could lead to acceleration of the indebtedness covered by the applicable agreement and to cross-defaults and cross-acceleration of other indebtedness of Holdings.

      Net cash provided by operating activities of Essex through the first nine months of 1996 was $25.0 million, compared to $38.1 million during the same period in 1995. The decrease in cash provided was due to a reduction in accounts payable and accrued liabilities, increased inventory levels to accommodate higher sales volumes, and the collection in 1995 of a miscellaneous receivable. Partially offsetting the decrease in cash provided by operating activities was the 1995 repayment of an intercompany liability with Holdings in the amount of $34.1 million coupled with reduced growth in accounts receivable attributable to a marked decline in copper prices.

      Capital expenditures of $15.7 million in the first nine months of 1996 were $2.4 million less than the comparable period in 1995. Capital expenditures for the remainder of 1996 and for 1997 will be used for modernization projects, to enhance efficiency, expand capacity and ensure continued compliance with regulatory requirements. At September 30, 1996, approximately $5.4 million was committed to outside vendors for capital expenditures. On March 25, 1996, Essex acquired the Canadian building wire operations of BICC Phillips, Inc. The acquisition consisted primarily of inventory and equipment and was financed from proceeds received under Essex' Revolving Credit Agreement. Future cash requirements of this and the Triangle operations are expected to be satisfied through Essex' traditional sources of liquidity as previously discussed.

      Regarding long-term liquidity issues, future capital expenditures are anticipated to be at recent historical levels while the Essex Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Essex Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. Essex expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Essex Term Loan and the Essex Sale and Leaseback Agreement.

      Essex' operations involve the use, disposal and clean-up of certain substances regulated under environmental protection laws. Essex has accrued $0.9 million for environmental remediation and restoration costs. The accruals were based upon management's best estimate of Essex' exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, Essex expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows.

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

    Subsequent Event

      On October 31, 1996, Essex acquired substantially all of the assets of Triangle related to the sales, marketing, manufacturing and distribution of electrical wire and cable and the assets of its Canadian affiliate, FLI Royal Wire and Cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle approximated $75 million, subject to post closing adjustment. The acquisition was financed from proceeds received under Essex' New Revolving

    Credit  Agreement.    See  "Liquidity,  Capital  Resources  and  Financial
    Condition" under this caption.

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Item     Exhibit Index
              ----     -------------

               3.1 Conformed Restated Certificate of Incorporation of the registrant.

              10.1      Credit Agreement dated as  of October 31, 1996,  among
    the
                       registrant,  Essex  Group,  Inc.,  the   Lenders  named
    therein
                       and The Chase Manhattan Bank, as administrative agent.

              11.1     Calculation of net income per common share.

              27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K:

              A  Current Report on Form 8-K (Items  5 and 7) was filed on July
    25,
              1996 to report second quarter 1996 earnings.

              A  Current Report on Form 8-K (Items 5  and 7) was filed on July
    25,
              1996  to  report  the  call  for  redemption  of   all  Holdings
    outstanding
              Series B Cumulative Redeemable Exchangeable Preferred Stock, par value $0.01, effective at the close of business on July 15,
    1996,             at a redemption price of $26.875 per share, plus accrued
    and unpaid             dividends through the redemption date of $0.166 per
    share, for a            total redemption price of $27.041 per share.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BCP/ESSEX HOLDINGS INC.
                                            (Registrant)




    November 13, 1996                     /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                                    EXHIBIT
    11.1

                             BCP/ESSEX HOLDINGS INC.

                    CALCULATION OF NET INCOME PER COMMON SHARE

                                            Three Month Period       Nine Month Period
                                            Ended September 30,     Ended September 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars                  1996        1995        1996        1995
    -------------------------------------------------------------------------------------
    Income applicable to common and
    common equivalent shares:
      Income before extraordinary charge                                            $    11,582 $    6,086   $   25,568 $   10,172


      Less:  Series B preferred stock
              redemption premium  . . . .       4,105          -        4,105          -

             Series B preferred stock
              dividend requirement  . . .         363      1,771        4,248       5,124
             Series B preferred stock
             accretion  . . . . . . . . .       1,666        176        2,024        526
                                           ----------  ---------   ---------- -----------

      Income before extraordinary
       charge applicable to common stock                                                  5,448      4,139       15,191      4,522
      Extraordinary charge - debt
      retirement, net of income tax
      benefit . . . . . . . . . . . . . .           -          -            -      2,971
                                           ---------- ----------   ---------- -----------

      Net income applicable to
      common stock  . . . . . . . . . . .  $    5,448 $    4,139   $   15,191 $    1,551
                                           ========== ==========   ========== ===========


      Weighted average common shares
      outstanding . . . . . . . . . . . .  46,823,040 35,197,957   39,186,969 35,188,665


      Common shares issuable in respect
      to common stock equivalents, with a
      dilutive effect based on the
      modified Treasury Stock method  . .   5,579,810  2,497,545    3,883,474  2,529,415
                                           ---------- ----------   ---------- ----------

      Weighted average number of common
      and common equivalent shares  . . .  52,402,850 37,695,502   43,070,443 37,718,080
                                           ========== ==========   ========== ==========

    Income per common and common
    equivalent share*:

     Income before extraordinary               $ .10      $  .11       $ .35       $ .12
    charge  . . . . . . . . . . . . . . .


                                            Three Month Period       Nine Month Period
                                            Ended September 30,     Ended September 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars                  1996        1995        1996        1995
    -------------------------------------------------------------------------------------
    Income applicable to common and
    common equivalent shares:
     Extraordinary charge . . . . . . . .          -           -           -        (.08)
                                               -----      ------      ------      ------

    Net income  . . . . . . . . . . . . .      $ .10      $  .11       $ .35      $  .04
                                               =====      ======      ======      ======

    *The computation of fully diluted income per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.