Form 10-K405
period 1996-12-31
BCP/ESSEX HOLDINGS INC
filed 1997-02-19
CIK 846919

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  [NO FEE REQUIRED]

For the fiscal year ended ______________December 31, 1996_______________________

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

                         Commission file number 1-10211

                              BCP/ESSEX HOLDINGS INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     13-3496934
------------------------------------------------------------------------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification No.)
   1601 WALL STREET, FORT WAYNE, INDIANA                         46802
------------------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (219) 461-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------  --------------------------------------------
                    None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

The registrant does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant. See Part II, Item 5 of this Report.

As of January 31, 1997 the registrant had outstanding 46,814,115 shares of Class A $.01 Par Value Common Stock and 1,199,000 shares of Class B $.01 Par Value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    BCP/Essex Holdings Inc. (the "Company") is the holding company of Essex Group, Inc. ("Essex"). Essex was acquired (the "Acquisition") in a merger in October 1992 by the Company's existing stockholders. The existing stockholders are Bessemer Holdings, L.P. ("BHLP") and certain affiliated investment partnerships (BHLP and its affiliated investment partnerships are collectively referred to herein as the "BH Group"), certain present and former employees of Essex, affiliates of Goldman, Sachs & Co. (collectively "Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation (collectively "DLJ") and Chase Equity Associates ("CEA"). The principal asset of the Company is all of the outstanding common stock of Essex. The Company's previous stockholders acquired Essex from United Technologies Corporation ("UTC") in February 1988 (the "1988 Acquisition"). See note 2 to the table included herein setting fourth information regarding beneficial ownership of the Company's common stock under the caption "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for information regarding BHLP.

    The following discussion relates to the business units of Essex. A discussion of the Company's business units would not, in the view of management, differ materially from the discussion presented in light of the fact that the Company is a holding company with no independent operations.

    Essex, founded in Detroit, Michigan in 1930, is engaged in one principal line of business, the development, production and marketing of electrical wire and cable. Among Essex' products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for residential and commercial applications; copper voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks and industrial wire for applications in appliances, construction and recreational vehicles. Essex' operations at December 31, 1996 included 28 domestic manufacturing facilities and employed approximately 4,800 persons. The Company's and Essex' principal executive offices are located at 1601 Wall Street, Fort Wayne, Indiana.

PRODUCT LINES

    The following table sets forth for each of the years in the three-year period ended December 31, 1996 the dollar amounts and percentages of sales of each of the Company's major product lines:

                                                                         SALES                        PERCENTAGE OF SALES
                                                            -------------------------------  -------------------------------------
                                                             1994(A)    1995(A)     1996        1994         1995         1996
                                                            ---------  ---------  ---------     -----        -----        -----

                                                                     (IN MILLIONS)
Magnet wire...............................................  $   306.9  $   388.2  $   388.8          30%          32%          29%
Building wire.............................................      390.0      406.1      487.1          39           34           37
Communication wire........................................      119.3      177.5      166.8          12           15           13
Automotive wire...........................................       82.8       97.3       91.2           8            8            7
Industrial wire...........................................       63.1       63.4       71.0           6            5            5
Other (b).................................................       48.0       69.2      127.1           5            6            9
                                                            ---------  ---------  ---------         ---          ---          ---

Total.....................................................  $ 1,010.1  $ 1,201.7  $ 1,332.0         100%         100%         100%
                                                            ---------  ---------  ---------         ---          ---          ---
                                                            ---------  ---------  ---------         ---          ---          ---

------------------------

(a) Due to a reorganization in the third quarter 1995, certain 1994 and 1995 product line sales have been reclassified.

(b) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

BUSINESS UNITS

    Essex classifies its operations into business units based on the markets served. An overview of each business unit and the product lines contained therein is set forth below.

    MAGNET WIRE

    INDUSTRY. The independent domestic supply of magnet wire has experienced continued growth since 1990 and was, by Company estimates, approximately 790 million copper equivalent pounds sold in 1996. Growth in the magnet wire business is being driven by the increasing demand for electrical devices containing motors for the home and automobile, along with continuing consumer and government pressure for higher energy efficiency from these devices (energy efficient motors utilize materially more magnet wire per unit than traditional counterparts). Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles have resulted in increased sales of household appliances and increased use of electric motors in vehicles.

    Due to the substantial capital costs associated with magnet wire production, the importance to original equipment manufacturers of a reputation for quality and the stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers such as the Company has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has been reduced as a result of outsourcing over the last several years. Consequently, as a result of the Company's efforts to maintain and enhance its manufacturing capabilities, product development efforts and cost efficiencies through capital spending and its continuous improvement programs, the Company has positioned itself as one of the two leading independent domestic producers of magnet wire.

    PRODUCTS. The Company's magnet wire business unit offers a comprehensive product line, including over 500 types of magnet wire used in a wide variety of electromagnetic devices, such as motors, transformers, control devices, relays, generators and solenoids, for household and automotive applications. Household products requiring magnet wire include major appliances (dishwashers, dryers, refrigerators and washing machines), small kitchen appliances (blenders, can openers and mixers), lawn tools (hedge trimmers, lawn mowers and power tools) and other products such as air conditioning units, humidifiers, security systems, overhead lighting and pole/pad distribution transformers. Automotive products requiring magnet wire include alternators, anti-lock braking systems, dashboard gauges, wiper motors and power controls (antenna, seat, steering and windows).

    The Company has received ISO 9001 and 9002 and QS 9000 certification at all its magnet wire manufacturing facilities.

    SALES AND DISTRIBUTION. The Company's magnet wire products are sold to original equipment manufacturers, motor repair shops, coil manufacturers and independent distributors. Products are marketed nationally through a direct sales force and the Company's distribution business unit (see "Recent Acquisitions" under this caption). In 1996, approximately three-fourths of the company's magnet wire sales were made directly to end users and approximately one-fourth were made through distributors.

    BUILDING WIRE

    INDUSTRY. The Company estimates that the domestic building wire market was approximately 1.3 billion copper equivalent pounds sold in 1996. Increased industry sales volume in recent years has resulted primarily from the level of repair and remodel activity, as well as new nonresidential and residential construction. For 1996, approximately two-thirds of industry sales volume was attributable to repair and remodel activity and one-third to new construction. Demand is also influenced by growth in electrical needs.

    The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to seven primary manufacturers in 1996. The Company believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and of manufacturing, purchasing and distribution economies of scale. The Company has been an active participant in this industry consolidation with the purchase of the Canadian assets of BICC Canada and the Triangle acquisition in 1996 (see "Recent Acquisitions" under this caption). The Company believes that it is one of the two leading domestic manufacturers of building wire.

    PRODUCTS. The Company's building wire business unit, which began manufacturing building wire in 1933, develops, manufactures and markets a complete line of building wire. These products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial building markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential market.

    SALES AND DISTRIBUTION. The Company sells its building wire products nationally through a direct sales force and a large network of manufacturers representatives to a large and diverse customer base, consisting primarily of electrical distributors and consumer product retailers. The Company maintains numerous stocking locations across the United States and Canada to facilitate distributors' "just-in-time" inventory practices. The ultimate end users of the Company's building wire products are electrical contractors and "do-it-yourself" consumers.

    COMMUNICATION WIRE

    INDUSTRY. The Company focuses on two segments of the communication wire market: (i) outside plant ("OSP") wire and cable for voice communication in the local loop segment of telephone networks and (ii) premise wire and cable for voice and data communication in homes and offices for local area computer networks ("LANs") and other applications. The Company believes that the domestic copper OSP market was approximately $0.6 billion in 1996 and that the domestic copper premise wire market was approximately $1.1 billion in 1996.

    The local loop segment of the telecommunication network connects homes and offices to the nearest telephone company switch or central office. Although other transmission media, such as fiber optic cable, are extensively used for long distance and trunk lines, copper wire and cable, with its lower installation cost and ease of repair, is the most widely used medium for transmission in the local loop, which comprises approximately 160 million residential and business access lines across the United States. As a result of consolidation in the OSP copper wire industry, total industry capacity has been reduced and the number of manufacturers has declined. Demand for OSP wire in the local loop should benefit from the increasing demand for multiple residential access lines as more households install additional access lines for multiple telephone lines, facsimile machines, access to the Internet and for home offices.

    Premise wire is used within buildings to connect telecommunication devices (telephones, facsimile machines and computer modems) to the telecommunications network and to establish LANs. Rapid technological advances in communication and computer systems have created increasing demand for greater bandwidth capabilities in data transmission cable products. The Company expects demand for enhanced premise wire products to increase significantly in the future, particularly as office buildings are upgraded to accommodate advanced network requirements. In addition, the Company believes that increasing demand for multiple residential access lines will increase demand for premise wire. The demand for product quality and the rapid pace of technological change have necessitated significant capital investments by manufacturers.

    PRODUCTS. Although the Company continues to have a strong presence in the OSP market, it has begun to shift its focus to the premise wire market, which provides potentially greater growth opportunities than the OSP market. Sales volumes of the Company's premise wire products have grown at a compound annual growth rate of 50%, since 1992. The Company is developing new products in the OSP segment, such as broad band "extra terrestrial" OSP cable to support new technologies, and in the premise wire segment, such as enhanced category five wire for high-speed LAN applications.

    SALES AND DISTRIBUTION. While a significant amount of OSP wire has historically been sold directly to domestic telephone companies, recently the Company has focused its sales of both OSP and premise wire to domestic and international distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    AUTOMOTIVE WIRE

    INDUSTRY. The automotive primary wire market has experienced strong growth over the last decade due to higher production levels of new vehicles and the significant increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension and anti-lock brakes. According to the Copper Development Association, total content of copper wire per vehicle has grown from approximately 10 pounds in 1982 to approximately 24 pounds in 1992 and is expected to grow to approximately 27 pounds by 1998.

    The increasing demand for copper wire content in vehicles has created strong demand for thinner-gauge wire, which in turn requires significant manufacturing sophistication. The Company and its major competitors also face stringent demands by automotive manufacturers to improve cost efficiency. These factors have resulted in higher levels of capital investment and stable product pricing, as well as industry consolidation.

    PRODUCTS. The Company's automotive wire products include primary wire for use in engine harnesses, ignition wire, battery cable and specialty wiring assemblies. Through a joint venture with Raychem Corp., the Company has begun to market a high-temperature resistant, thinner-gauge automotive wire designed to meet future specialized needs of the automotive industry.

    SALES AND DISTRIBUTION. The Company sells automotive wire products primarily to tier one motor vehicle manufacturer suppliers. The Company has diversified its customer base for automotive wire products through steadily improving product quality and increased productivity achieved through process improvements.

    Historically, the automotive division of UTC ("UTA") has been the principal customer for the unit's automotive products, although sales to UTA have declined in relative terms due to the expansion of the unit's overall customer base. UTA accounted for approximately 50%, 48% and 40% of the Company's automotive wire revenues in 1994, 1995 and 1996, respectively. Currently, the Company is in the midst of a three-year contract with UTA which expires in October 1997. The Company and UTA are currently discussing an extension of this contract. Although the Company expects to extend this contract on reasonable terms, no assurance can be given that this contract will be extended or, if extended, that it will be on the same terms as the current contract. The loss of UTA as a customer could materially and adversely affect the Company's automotive wire business unit.

    INDUSTRIAL WIRE

    INDUSTRY. The domestic industrial wire market is estimated by the Company to be approximately $1.0 billion. Significant factors influencing the growth of this industry include the construction or expansion of manufacturing plants, mine expansion and consumer spending for hard goods. Due to the diversity of product offerings within this industry, the Company's competition is fragmented across the product lines and markets served by the industrial wire business unit. The Company's acquisition of Triangle continues the recent industry trend toward consolidation (see "Recent Acquisitions" under this caption)

    PRODUCTS. The Company's industrial wire business unit develops, manufactures and markets a broad line of industrial wire and cable products including appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

    SALES AND DISTRIBUTION. The Company sells industrial wire and cable products on a nationwide basis, primarily to appliance and power tool manufacturers, suppliers of electrical and electronic original equipment manufacturers, electrical distributors and welding products distributors. Distribution is done by a Company sales force and a large network of manufacturers representatives.

RECENT ACQUISITIONS

    The Company has recently acquired three major businesses: (i) the distribution business of Avnet Inc. in October 1995 ("Brownell"); (ii) the Canadian building wire business of BICC Phillips, Inc. in March 1996 ("BICC Canada"); and (iii) the building and industrial wire businesses of Triangle Wire and Cable, Inc. ("Triangle") in October 1996. The Company believes that each of these businesses provide operating synergy that complement the Company's existing manufacturing, distribution and administrative capabilities.

    The Brownell acquisition significantly increased the Company's distribution business, particularly of magnet wire. Brownell had previously served markets similar to the Company's existing magnet wire distribution operations, but had purchased all of its products from third party suppliers. The acquired assets were absorbed into an existing distribution unit now known as "Essex Brownell". Products sold through Essex Brownell include magnet wire and other products manufactured by the Company and items purchased from third-party manufacturers, including electric motors, electrical insulation products, motor repair parts and pump seals. Of particular significance, Essex Brownell provides the Company with an expanded sales channel to small original equipment motor manufacturers and the motor repair markets.

    The BICC Canada acquisition increased the Company's presence in Canada and expanded its building wire product line.

    The Triangle acquisition, completed in October 1996, was the most significant acquisition in the Company's history. As a result, the Company increased the size of its building and industrial wire business units, added manufacturing capacity and broadened the Company's product offerings. Furthermore, the Company has realized cost savings through the elimination of duplicative selling, general and administrative expenses and through purchasing economies of scale.

BUSINESS DEVELOPMENT

    The Company plans to increase sales across many of its product lines by expanding product offerings within compatible markets, targeting new global markets for existing products, consolidating its core market positions, expanding penetration in overseas markets where a presence has already been established and by selectively adding key integrated components. To accomplish this objective, the Company expects to make business acquisitions and capital investments in new plants and equipment as necessary in the United States and intends to invest in core businesses, in strategic partnerships and participate in joint ventures off-shore.

MANUFACTURING STRATEGY

    The Company's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials: copper rod, magnet wire enamels and extrudable polymeric compounds. The Company believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential components used in production can be achieved. These operations are supported by the company's metallurgical, chemical and polymer development laboratories.

METALS OPERATIONS

    Copper is the primary component of the Company's overall cost structure, comprising approximately 54% of the Company's 1996 total cost of goods sold. Due to the critical nature of copper to its business, the Company centrally organized its metals operations. Through centralization, the Company carefully manages its copper procurement, internal distribution, manufacturing and scrap recycling processes.

    The Company's metals operations are vertically integrated in the production of copper rod. The Company believes that only a few of its competitors are able to match this capability. The Company manufactures most of its copper rod requirements and purchases the remainder from various suppliers.

    COPPER PROCUREMENT. The Company's copper procurement activities are centralized. In 1996, the Company purchased approximately 285,000 tons of copper, entirely from North American copper producers and metals merchants.

    To ensure a steady supply of copper, the Company contracts with copper producers and metals merchants. Most contracts have a one-year term. Pricing provisions vary, but are normally based on the COMEX price, plus a premium. Premiums cover transportation and payment terms. Additionally, the Company utilizes COMEX fixed price futures contracts to manage its commodity price risk. The Company does not hold or issue such contracts for trading purposes.

    Historically, the Company has had adequate supplies of copper available to it from producers and merchants, both foreign and domestic. Competition from other users of copper has not affected the Company's ability to meet its copper procurement requirements. However, no assurance can be given that the Company will be able to procure adequate supplies of copper to meet its future needs.

    COPPER ROD PRODUCTION. The production of copper rod is an essential part of the Company's manufacturing process and strategy. By manufacturing its own rod, the Company is able to maintain greater control over the cost and quality of this critical raw material.

    Copper rod is manufactured in a continuous casting process in which high quality copper cathodes are melted in a shaft furnace. The resultant molten copper is transferred to a holding furnace and then transferred directly onto a casting wheel where it is cooled and subsequently rolled into copper rod. The rod is subjected to numerous quality control tests to assure that it meets the high quality standards of the Company's products. Finally, the rod is packaged for shipment via an automatic in-line coiling and packaging device.

    The Company's rod production facilities are strategically located near its major wire producing plants to minimize freight costs. From its five continuous casting units, the Company has the capability to produce approximately 85% of its rod requirements, while purchasing the balance from external sources. External rod purchases are used to cover rod requirements at manufacturing locations where shipping Company-produced rod is not cost effective and when the Company's rod requirements exceed its production capacity.

    COPPER SCRAP RECLAMATION. The Company's Metals Processing Center receives clean, high quality copper scrap from the Company's magnet wire plants. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. The Company uses a continuous casting process to convert scrap material directly into copper rod. Manufacturing cost economies, particularly in the form of energy savings, result from this direct conversion technique. Additionally, management believes that internal reclamation of scrap copper provides greater control over the cost to recover the Company's principal manufacturing by-product. The Company also, from time to time, obtains magnet wire scrap from other copper wire producers and processes it along with its internally generated scrap.

MANUFACTURING PROCESS

    The manufacturing processes for all of the Company's wire and cable products require copper rod to be drawn and insulated. Certain products also require that the drawn copper wire be "bunched" or "cabled" prior to being insulated.

    WIRE DRAWING. Wire drawing is the process of reducing the metal conductor diameter by pulling it through a converging die until the specified product size is attained. Since the reduction is limited by the breaking strength of the metal conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines.

    BUNCHING. Bunching is the process of twisting together single wire strands to form a concentric construction ranging from seven to over 200 strands. The major purpose of bunching is to provide improved flexibility while maintaining current carrying capacity.

    CABLING. Cabling is the process of twisting individual bunched conductors to form a conductor core. Cabling allows for the production of a very flexible conductor which is useful in the production of larger products such as welding cable, battery cable and mining cable. Cabling can also twist together insulated conductors to form a multi-conductor product.

    INSULATING. The magnet wire insulating materials (enamels) manufactured by the Company's chemical processing facility are polymeric materials produced by one of two methods. One method involves the blending of commercial resins which are dissolved in various solvents and then modified with catalysts, pigments, cross-linking agents and dyes. The other method involves synthesizing polymer resins to desired molecular weights in reactor systems and blending these polymers with solvent, catalysts and additives to form enamels.

    The enamelling process used in the manufacture of some magnet wire involves applying several thin coats of liquid enamel and evaporating the solvent in baking chambers. Some enamels require a specific chemical reaction in the baking chamber to fully cure the film. Enamels are generally applied to the wires in excess and are then metered off with dies or rollers; other applications apply only the required amount of liquid enamel.

    Most other wire products are insulated and jacketed with either thermoplastic or thermoset compounds that are applied to the metal conductor through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it into final form as it is applied to the wire. The Company has the capability to manufacture both types of jacketing and insulating compounds.

    Once the wire is fabricated, it is packaged and shipped to regional service centers, stocking agents or directly to customers.

EXPORTS

    Sales of exported goods approximated $52.7 million, $55.5 million and $85.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. Building wire, magnet wire and communication cables are the Company's primary exports. Canada and Mexico are the primary destinations.

BACKLOG; RETURNS

    The Company has no significant order backlog because it follows the industry practice of producing its products on an ongoing basis to meet customer demand without significant delay. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, returns have had no material adverse effect on the Company's results of operations.

COMPETITION

    In each of the Company's businesses, the Company experiences competition from at least one major competitor. However, due to the diversity of the Company's product lines as a whole, no single competitor competes with the Company across the entire spectrum of the Company's product lines. Thus the Company's diversity of products and diversity of end users insulate it from adverse conditions in any one business unit or any one product line. Many of the Company's competitors do not have such diversity.

    Many of the Company's products are made to industry specifications, and are therefore essentially fungible with those of competitors. Accordingly, in these markets the Company is subject to competition on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes that it enjoys strong customer relations resulting from its long participation in the industry, its emphasis on customer service, its commitment to quality control, its reliability and its substantial production resources. The Company's distribution networks enable it to compete effectively with respect to delivery time. From time to time, the Company has experienced reduced margins in certain markets due to unfavorable market conditions. During 1995 and the first half of 1996, building wire product pricing (without regard to copper costs) declined materially, and sales volumes also declined, although to a lesser extent, due to competitive pricing pressures, excess capacity and liquidation of inventories by distributors as a result of the significant increase in copper prices in 1995 and early 1996. The communication wire business unit also experienced reduced margins in 1994. Expected decreases in the domestic OSP copper wire market demand may lead to reduced margins in the communication wire business over the next few years.

ENVIRONMENTAL COMPLIANCE

    The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, cash flows or results of operations. The Company does not currently anticipate material capital expenditures for environmental control facilities. No material expenditures relating to these matters were made in 1994, 1995 or 1996. In connection with the 1988 Acquisition and associated Stock Purchase Agreement with UTC dated January 15, 1988 (the "1988 Acquisition Agreement"), UTC indemnified the Company with respect to certain environmental liabilities. See "ITEM 3. LEGAL PROCEEDINGS" for further discussion of the Company's environmental liabilities and the UTC indemnity.

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 1,700 salaried and 3,100 hourly employees in 35 states. Labor unions represent approximately 49% of the Company's work force. Collective bargaining agreements expire at various times between 1997 and 2000. Contracts covering approximately one-third of the Company's unionized work force will expire at various times during 1997. The Company believes that it will be able to renegotiate its contracts covering such unionized employees on terms that will not be materially adverse to it. However, no assurance can be given to that effect. The Company believes that its relations with both unionized and nonunionized employees have been satisfactory.

    ITEM 2. PROPERTIES

    At December 31, 1996 the Company operated 28 manufacturing facilities in 16 states. Except as indicated below, all of the facilities are owned by the Company, subject to certain liens granted to the lenders pursuant to the Essex Revolving Credit Agreement (as defined herein) or its subsidiaries. The Company believes that its facilities and equipment are reasonably suited to its needs and are properly maintained and adequately insured.

    The following table sets forth certain information with respect to the manufacturing facilities of the Company at December 31, 1996:

                                                                                SQUARE
OPERATION                                                     LOCATION           FEET
------------------------------------------------------  ---------------------  ---------
Magnet Wire...........................................  Charlotte, NC             26,000    (Leased)
                                                        Fort Wayne, IN           181,000(a)
                                                        Franklin, IN              35,000
                                                        Franklin, TN             289,000    (Leased)
                                                        Kendallville, IN          88,000
                                                        Rockford, IL             319,000
                                                        Vincennes, IN            267,000
Building Wire.........................................  Anaheim, CA              174,000
                                                        Columbia City, IN        400,000
                                                        Lithonia, GA             144,000
                                                        Pauline, KS              501,000
                                                        Sikeston, MO             189,000
                                                        Tiffin, OH               260,000
Communication Wire....................................  Chester, SC              218,000
                                                        Hoisington, KS           239,000
Automotive Wire.......................................  Kosciusko, MS             90,000(b)
                                                        Marion, IN                50,000
                                                        Orleans, IN              425,000
Industrial Wire.......................................  Florence, AL             129,000
                                                        Lafayette, IN            350,000
                                                        Pana, IL                 110,000
                                                        Pawtucket, RI            412,000
                                                        Phoenix, AZ               34,000
Insulation............................................  Newmarket, NH            132,000
                                                        (2 facilities)
                                                        Rutland, VT               61,000
Metals Processing.....................................  Columbia City, IN         75,000
                                                        Jonesboro, IN             56,000

------------------------

(a) The total square footage of the Franklin, IN facility is approximately 70,000 of which 35,000 square feet is leased to Femco as described below.

(b) Approximately 30,000 square feet is leased.

    In addition to the facilities described in the table above, the Company owns or leases 48 service centers throughout the United States and Canada to facilitate the sale and distribution of its products. The Company owns and maintains executive and administrative offices in Fort Wayne, Indiana.

    The Company believes that its plants are generally adequate to service the requirements of its customers. Overall, the Company's plants are substantially utilized. The extent of current utilization is generally consistent with historical patterns, and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized, except for Lafayette, Indiana, which just completed a major capacity expansion to make it the focus plant for industrial wire products. Most plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During 1996, the Company's facilities operated in excess of 90% capacity.

    The property in Franklin, Indiana is a magnet wire manufacturing facility occupied by both the Company and a joint venture ("Femco") between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan. Half of the Franklin, Indiana building is leased to Femco which manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

ITEM 3. LEGAL PROCEEDINGS

LEGAL AND ENVIRONMENTAL MATTERS

    The Company is engaged in certain routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty the Company does not believe that any of its existing litigation, either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, cash flows or results of operations.

    The Company's operations are subject to environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, emissions into the air, discharges to waters, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Company facilities and at off-site disposal locations. On-site contamination at certain Company facilities is the result of historic disposal activities, including activities attributable to Company operations and those occurring prior to the use of a facility by the Company. Off-site liability includes clean-up responsibilities at various sites, to be remedied under federal or state statutes, for which the Company has been identified by the United States Environmental Protection Agency (the "EPA") (or the equivalent state agency) as a Potentially Responsible Party ("PRP"). Certain environmental laws have been construed to impose liability for the entire cost of remediation upon a PRP at a site without regard to fault or the lawfulness of the disposal activity.

    Once the Company has been named as a PRP, it estimates the extent of its potential liability based upon its past experience with similar sites and a number of factors, including, among other things, the number and financial viability of other identified PRPs, the total anticipated cost of the remediation and the relative contribution by the Company, in volume and type, of waste at the site. Most of the sites for which the Company is currently named as a PRP are covered by an indemnity (the "general indemnity") from UTC that was granted in connection with the 1988 Acquisition. Pursuant to the general indemnity, UTC agreed to indemnify the Company against losses incurred under any environmental protection and pollution control laws or resulting from or in connection with damage or pollution to the environment arising from events, operations or activities of the Company prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the general indemnity, the condition, event, and circumstance must have been known to UTC prior to February 29, 1988. The sites covered by the general indemnity are handled directly by UTC, and all payments required to be made are paid directly by UTC. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. The Company is not aware of any inability or refusal on the part of UTC to pay amounts that are owing under the general indemnity or any disputes between the Company and UTC concerning matters covered by the general indemnity.

    UTC also provided an additional environmental indemnity, referred to as the "basket indemnity". This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988, that only became known to UTC in the five-year period commencing February 29, 1988. As to such liabilities, the Company is responsible for the first $4.0 million incurred.

Thereafter, UTC has agreed to indemnify the Company fully for any liabilities in excess of $4.0 million. The Company is currently named as a PRP at three sites which meet the criteria for the basket indemnity. Those sites are Fisher Calo Chemical and Solvents Corporation, Kingsbury, IN ("Fisher Calo"); Organic Chemicals, Inc., Grandville, MI; and USS Lead Refinery Inc., East Chicago, IL. Based on records showing very small quantities of material shipped to Organic Chemicals Inc. and USS Lead Refinery Inc., the Company has determined that its liability, if any, for these sites will be de minimis. At Fisher Calo, the Company entered into a consent decree that defined its share as 0.25% and established an expected liability of $0.1 million, which has been accrued. Expenses at these three sites, up to $4.0 million, will be incurred by the Company rather than UTC, as the basket has not been exhausted under the basket indemnity.

    In addition, there are five sites where the Company is either named as a PRP or a defendant in a civil lawsuit which are not covered by the general indemnity or the basket indemnity. They are Ascon Landfill, Huntington Beach, CA; A-1 Disposal Corp., Allegan County, MI; Angola Soya Co., Angola, IN; Milford Mill, Beaver County, UT; and Uniontown Landfill, Uniontown, IN. Ascon Landfill was an oil percolation refining center. The Company received a request for information from the California Department of Toxic Substance Control in 1994 and replied that it has no records linking the Company to the site. A-1 Disposal Corp. stored and treated hazardous waste. The Company was one of a number of PRPs who entered into a consent decree with the Michigan Department of Natural Resources to clean the site. The Company has paid its assessment for the remediation. Although the shares and sources of funding for five-year monitoring expenses have not been established, the Company believes that its share will be minimal. Angola Soya was a solvent reclamation facility in the 1950s and 1960s. After receiving notice in 1994 alleging that its spent solvent drums had been identified at the site, the Company cooperated with the Indiana Department of Environmental Management to conduct a limited removal of certain of these drums. No further activity by the Company is expected to be required there. The Milford Mill site was a copper mill used by the Company in the early 1970s. The Company is one of four PRPs notified by the EPA. The EPA conducted a removal action at the site and incurred $0.2 million in costs, for which it is currently seeking reimbursement from the PRPs. The Uniontown Landfill is the subject of a civil lawsuit in which the Company is one of several defendants sued by the owner of the landfill to recover alleged site investigation and groundwater remediation costs. The Company does not believe that it is responsible for any disposal at this site and is vigorously defending itself. The Company has provided a reserve in the amount of $0.9 million to cover contingencies associated with these five sites. This accrual is based on management's best estimate of the Company's exposure in light of relevant available information, including the allocations and remedies set forth in applicable consent degrees, third party estimates of remediation costs, actual remediation costs incurred, the probable ability of other PRPs to pay their proportionate share of remediation costs, the conditions at each site and the number of participating parties. The Company currently does not believe that any of the environmental proceedings in which it is involved and for which it may be liable will individually or in the aggregate have a material adverse effect upon its business, financial condition, cash flows or results of operations. There can be no assurance that future developments will not alter this conclusion. None of the cases described above involves sanctions, fines or administrative penalties against the Company.

    Since approximately 1990, the Company has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. During 1996, the number of cases filed against the Company increased to 95, involving approximately 400 claims. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business, financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(A) MARKET INFORMATION
    There is no established public trading market for the common stock of Essex or of its parent, the Company. The common stock of Essex and its parent has not been traded or sold publicly and accordingly, no information with respect to sales prices or quotations is available.

(B) APPROXIMATE NUMBER OF EQUITY HOLDERS OF THE COMPANY

                                                            APPROXIMATE NUMBER OF RECORD HOLDERS
TITLE OF CLASS                                                     AS OF JANUARY 31, 1997
--------------------------------------------------------  -----------------------------------------
Class A Common Stock, $.01 par value....................                         73
Class B Common Stock, $.01 par value....................                          1

(C) DIVIDENDS

    No dividends have been paid by the Company on its common stock in the prior two fiscal years. Although the Board of Directors of the Company may declare dividends in the future depending upon circumstances existing at the time of declaration, it has no present intention of doing so.

    The ability of the Company to pay dividends on its common stock is dependent upon the ability of Essex to pay dividends, or otherwise loan, advance or transfer funds, to the Company. Both the indenture under which the Essex 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior
Note Indenture") and the Essex revolving credit agreement impose limitations on the ability of Essex to pay dividends or make other payments to the Company. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--Liquidity, Capital Resources and Financial Condition."

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth (i) selected historical consolidated financial data of the Company prior to the Acquisition ("Predecessor") as of and for the nine month period ended September 30, 1992, (ii) selected historical consolidated financial data of the Company after the Acquisition ("Successor") as of and for the three month period ended December 31, 1992 and for the years ended December 31, 1993, 1994, 1995 and 1996, and, (iii) combined historical consolidated financial data of Predecessor for the nine month period ended September 30, 1992 and Successor for the three month period ended December 31, 1992. This data should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" and the consolidated financial statements and related notes included elsewhere herein. The selected historical consolidated financial data presented below as of September 30, 1992, December 31, 1992, 1993 and 1994 and for the nine month period ended September 30, 1992 , the three month period ended December 31, 1992 and the year ended December 31, 1993, were derived from the audited consolidated financial statements of Successor and Predecessor (not presented herein). The selected historical consolidated financial data presented below, as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 were derived from the consolidated financial statements of Successor, which were audited by Ernst & Young LLP, independent auditors, whose report with respect thereto, together with such financial statements, appears elsewhere herein.

                                                                              SUCCESSOR
                                                       -------------------------------------------------------
                          PREDECESSOR    COMBINED(A)   THREE MONTH
                         -------------  -------------    PERIOD
                          NINE MONTH    TWELVE MONTH      ENDED
                         PERIOD ENDED   PERIOD ENDED    DECEMBER             YEAR ENDED DECEMBER 31,
                         SEPTEMBER 30,  DECEMBER 31,       31,      ------------------------------------------
                             1992           1992          1992        1993       1994       1995       1996
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
In Thousands of
  Dollars, Except Per
  Share Data
STATEMENT OF OPERATIONS
  DATA:
Net sales..............    $ 699,997      $ 909,351     $ 209,354   $ 868,846  $1,010,075 $1,201,650 $1,332,049
Cost of goods sold.....      594,122        780,148       186,026     745,875    846,611  1,030,511  1,102,460
Selling and
  administrative
  expenses.............       58,167         80,590        22,423      75,748     85,209     93,401    121,054
Other(income)/expense,
  net..................         (158)          (305)         (147)       (196)     1,114      1,032      2,045
Unusual items(b).......       18,139         18,139        --          --         --         --         --
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
Income from
  operations...........       29,727         30,779         1,052      47,419     77,141     76,706    106,490
Interest expense.......       35,042         50,645        15,603      56,723     60,155     49,055     39,994
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
Income (loss) before
  income taxes and
  extraordinary
  charge...............       (5,315)       (19,866)      (14,551)     (9,304)    16,986     27,651     66,496
Provision (benefit) for
  income taxes.........          578         (4,022)       (4,600)      1,552      9,500     14,380     28,988
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
Income (loss) before
  extraordinary
  charge...............       (5,893)       (15,844)       (9,951)    (10,856)     7,486     13,271     37,508
Extraordinary charge
  net of income tax
  benefit(c)...........          122            122        --           3,367     --          2,971      1,183
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
Net income (loss)......    $  (6,015)     $ (15,966)    $  (9,951)  $ (14,223) $   7,486  $  10,300  $  36,325
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
                         -------------  -------------  -----------  ---------  ---------  ---------  ---------
Income (loss) per
  common and common
  equivalent share:
Income (loss) before
  extraordinary
  charge...............    $    (.12)                   $    (.30)  $    (.44) $     .02  $     .15  $     .60
Extraordinary charge
  net of income tax
  benefit..............       --                           --             .09     --            .08        .03
                         -------------                 -----------  ---------  ---------  ---------  ---------
Net income (loss)......    $    (.12)                   $    (.30)  $    (.53) $     .02  $     .07  $     .57
                         -------------                 -----------  ---------  ---------  ---------  ---------
                         -------------                 -----------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (AT
  END OF PERIOD):
Working capital........    $ 179,635                    $ 133,048   $ 176,001  $ 221,480  $ 171,166  $ 231,707
Total assets...........      459,527                      716,196     712,051    750,930    746,063    842,755
Long-term debt
  (including current
  portion).............      375,498                      420,052     428,942    458,960    412,750    432,916
Common stock subject to
  put..................        5,445                        7,056       5,808      5,474      4,803     12,626
Redeemable preferred
  stock................       --                           28,603      34,460     41,155     48,820     --
Other stockholders'
  equity (deficit).....      (42,203)                      78,499      59,667     60,828     64,300    146,090
OTHER DATA:
Additions to property,
  plant and
  equipment............    $  16,475      $  31,180     $  14,705   $  26,167  $  30,109  $  28,555  $  25,569
Ratio of earnings to
  fixed charges(d).....       --             --            --          --            1.3        1.5        2.5
Deficiency of earnings
  to fixed
  charges(d)...........    $   5,487      $  20,154     $  14,667   $  10,895     --         --         --
Ratio of earnings to
  fixed charges and
  preferred stock
  dividends(d).........       --             --            --          --            1.2        1.3        2.3
Deficiency of earnings
  to fixed charges and
  preferred stock
  dividends(d).........    $   5,487      $  21,235     $  15,748   $  16,081     --         --         --

                                                   (FOOTNOTES ON FOLLOWING PAGE)

(FOOTNOTES FOR PRECEDING PAGE)
------------------------

(a) Represents a combination of Predecessor's nine month period ended September 30, 1992 and Successor's three month period ended December 31, 1992. Such combined results are not necessarily indicative of the results for the full year due to the effects of the Acquisition and Merger and related refinancings and the concurrent adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Financial data of the Company as of October 1, 1992 and thereafter reflect the Acquisition using the purchase method of accounting, and accordingly, the purchase price was allocated to assets and liabilities based upon their estimated fair values. However, to the extent that the Company's management had a continuing investment interest in the Company's common stock, such fair values (and contributed stockholders' equity) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

(b) In connection with the Acquisition and Merger, the Predecessor recorded certain merger related expenses of $18.1 million consisting primarily of bonus and option payments to certain employees and certain merger fees and expenses, which were charged to the Predecessor's operations in the nine month period ended September 30, 1992.
(c) During 1992 Essex repurchased outstanding Essex Debentures, defined below, resulting in an extraordinary charge of $0.1 million, net of applicable income tax benefit. During 1993, Successor recognized extraordinary charges of $3.1 million, net of applicable tax benefit, representing the write-off of unamortized debt issuance costs associated with the termination of Essex' term credit facility under its former credit agreement, and $0.3 million, net of applicable tax benefit, representing the net loss resulting from the redemption of the Essex 12 3/8% Senior Subordinated Debentures due 2000 (the "the Essex Debentures"). During 1995 and 1996, Successor recognized extraordinary charges of $3.0 million and $1.2 million, respectfully, net of applicable tax benefit, representing the write-offs of unamortized debt issuance costs associated with the termination of Essex' former credit agreements.

(d) For purposes of this computation, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on indebtedness (including capitalized interest and amortization of deferred financing fees) plus that portion of lease rental expense representative of the interest factor (deemed to be one-third of lease rental expense). Earnings were insufficient to cover fixed charges by the amount of $5.5 million, $14.7 million and $10.9 million of the Predecessor for the nine month period ended September 30, 1992, and of the Successor for the three month period ended December 31, 1992 and for the year ended December 31, 1993, respectively. Earnings were insufficient to cover fixed charges and preferred stock dividends in the amount of $5.5 million, $15.7 million and $16.1 million of the Predecessor for the nine month period ended September 30, 1992, and the Successor for the three month period ended December 31, 1992 and for the year ended December 31, 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  OVERVIEW

    The Company, founded in 1930, is a leading developer, manufacturer and marketer of electrical wire and cable products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for commercial and residential applications; copper voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks; and industrial wire for applications in appliances, construction and recreational vehicles. The Company's operations at December 31, 1996 included 28 domestic manufacturing facilities and employed approximately 4,800 persons.

    Although net sales are heavily influenced by the price of copper, the Company's major raw material, the Company's profitability is generally not significantly affected by changes in copper prices because the Company generally has been able to pass on its cost of copper to its customers and the Company attempts to match its copper purchases with its production requirements, thereby minimizing copper cathode and rod inventories. In the short term, however, pronounced changes in the price of copper may tend to affect gross profits within the building wire product line because such changes affect cost of goods sold more quickly than those changes can be reflected in the pricing of building wire products. See "Item 1. Business--Metals Operations".

    The Company believes that it is only affected by inflation to the extent that the economy in general is affected. Should inflationary pressures drive costs higher, the Company believes that general industry price increases would sustain operating results, although there can be no assurance that this will be the case. In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base, broad product line and its strategy of attempting to match its copper purchases with its needs.

RESULTS OF OPERATIONS

    The following table sets forth for each of the years in the three-year period ended December 31, 1996, the dollar amounts and percentages of sales of each of the Company's major product lines:

                                                                         SALES                        PERCENTAGE OF SALES
                                                            -------------------------------  -------------------------------------
                                                             1994(A)    1995(A)     1996        1994         1995         1996
                                                            ---------  ---------  ---------     -----        -----        -----
                                                                     (IN MILLIONS)
Magnet wire...............................................  $   306.9  $   388.2  $   388.8          30%          32%          29%
Building wire.............................................      390.0      406.1      487.1          39           34           37
Communication wire........................................      119.3      177.5      166.8          12           15           13
Automotive wire...........................................       82.8       97.3       91.2           8            8            7
Industrial wire...........................................       63.1       63.4       71.0           6            5            5
Other(b)..................................................       48.0       69.2      127.1           5            6            9
                                                            ---------  ---------  ---------         ---          ---          ---
Total.....................................................  $ 1,010.1  $ 1,201.7  $ 1,332.0         100%         100%         100%
                                                            ---------  ---------  ---------         ---          ---          ---
                                                            ---------  ---------  ---------         ---          ---          ---

------------------------

(a) Due to a reorganization in the third quarter of 1995, certain 1994 and 1995 product line sales have been reclassified.

(b) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through Essex Brownell.

    The following table sets forth for each of the years in the three-year period ended December 31, 1996, the percentage relationship of net sales to certain income statement items:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1994       1995       1996
                                                                                        ---------  ---------  ---------
Net sales.............................................................................      100.0%     100.0%     100.0%
Cost of goods sold....................................................................       83.8       85.8       82.8
Selling and administrative expense....................................................        8.4        7.8        9.1
Other expense, net....................................................................        0.1        0.1        0.1
                                                                                        ---------  ---------  ---------
Income from operations................................................................        7.7        6.3        8.0
Interest expense......................................................................        6.0        4.0        3.0
                                                                                        ---------  ---------  ---------
Income before income taxes and extraordinary charge...................................        1.7        2.3        5.0
Provision for income taxes............................................................        1.0        1.2        2.2
                                                                                        ---------  ---------  ---------
Income before extraordinary charge....................................................        0.7        1.1        2.8
Extraordinary charge - debt retirement, net of income tax benefit.....................     --            0.2        0.1
                                                                                        ---------  ---------  ---------
Net income............................................................................        0.7%       0.9%       2.7%
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

1996 COMPARED WITH 1995

    Net sales for 1996 were $1,332.0 million or 10.8% greater than in 1995, resulting primarily from improved sales volumes and increased sales attributable to the Brownell acquisition in September 1995 and the Triangle acquisition in October 1996, partially offset by lower copper prices. The 1996 daily average COMEX copper price was 21.5% lower than in 1995. Sales volumes for 1996 exceeded 1995 by 16.9%. Improved sales volumes resulted primarily from increased demand for the Company's magnet wire, building wire and industrial wire products.

    Sales of magnet wire in 1996 were essentially equal to those in 1995 reflecting increased sales volumes offset by declining copper prices. Improved sales volumes were attributable to increased demand for magnet wire in the electric motor and transformer markets due in part to the increased use of magnet wire for increased energy efficiency. Sales increases were also a result of increased sales to distributors.

    Building wire sales for 1996 increased as compared to 1995 due primarily to an increase in sales volumes, product pricing (without regard to copper costs) and incremental sales attributable to the Triangle acquisition, partially offset by a decline in copper prices. Building wire market demand exhibited continued growth during 1996 on the strength of new non-residential construction and sustained expansion of the repair and remodeling segment of the market. The Company believes that this growth in demand was the leading cause for the improvement in market prices during the second half of 1996 over the depressed market conditions of 1995 and the first half of 1996. No assurance, however, can be given that such favorable market conditions will continue in 1997.

    Communication wire sales for 1996 were below those in 1995 due to the decrease in copper prices partially offset by increased sales of premise wire products. Premise wire sales were up 21.2% with volume up 31.5% as compared to 1995, reflecting continued strong growth in this segment of the communication wire market. OSP sales volumes were 8.6% lower than 1995, reflecting, in part, a decline in export sales, as the Company focused on strong domestic markets. The Company believes that decreases in the domestic OSP copper wire market may lead to reduced margins in the communications wire business unit in the future.

    Automotive wire sales in 1996 were below those in 1995 due to the decrease in copper prices partially offset by improved sales volumes as North American new car and light truck sales volume increased just over 1% in 1996. Industrial wire sales in 1996 were above those in 1995 by 12.0% due to an increase in sales volume partially offset by the decline in copper prices. The increase in sales volume was partially due to incremental sales attributable to the Triangle acquisition. Other sales in 1996 increased significantly over 1995 due to the effect of inclusion of full-year sales from the Brownell acquisition.

    Cost of goods sold for 1996 was 7.0% higher than in 1995 due primarily to higher sales volumes and increased sales attributable to the Brownell acquisition and the Triangle acquisition, partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 82.8% and 85.8% in 1996 and 1995, respectively. Cost of goods sold as a percentage of net sales decreased compared to 1995 due primarily to the marked decline in copper costs, improved building wire product pricing (without regard to copper costs), a change in product mix associated with the Brownell acquisition, which tends to distribute more value-added products, and higher manufacturing volumes, leading to increased manufacturing efficiency.

    Selling and administrative expenses for 1996 were 29.6% above 1995, due primarily to increased selling, distribution and administrative expenses attributable to the Brownell acquisition, the Triangle acquisition and increased distribution and commission expenses due to higher sales volumes experienced during 1996.

    Interest expense in 1996 was 18.5% lower than in 1995 due primarily to the redemption (the "Redemption") on May 15, 1995 of all of the Company's outstanding Senior Discount Debentures due 2004 (the "Debentures"). The Debentures, which bore interest at 16% per annum, were refinanced primarily with bank debt carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition" under this caption. The Company's average interest rate decreased from 10.4% in 1995 to 8.6% in 1996 due to the Redemption.

    Income tax expense was 43.6% of pretax income in 1996 compared with 52.0% for 1995. The effective income tax rate of the Company is higher than the approximate statutory rate of 40.0% due to the effect of the amortization of excess of cost over net assets acquired in the Acquisition, which is not deductible for income tax purposes.

    The Company recorded net income of $36.3 million for 1996 compared to net income of $10.3 million in 1995. The 1996 and 1995 results include extraordinary charges of $1.2 million and $3.0 million, respectively, ($2.0 million and $5.0 million, respectively, before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company's former revolving credit agreements. In 1996, a former revolving credit agreement was terminated in connection with the Triangle acquisition. In 1995, a former revolving credit agreement was terminated in connection with the Redemption.

1995 COMPARED WITH 1994

    Net sales for 1995 were $1,201.7 million or 19.0% higher than 1994, reflecting primarily a marked increase in product prices and higher sales from the Company's distribution business due to the Brownell acquisition. Sales volumes in 1995 approximated those experienced in 1994. Higher product prices were essentially the result of a significant increase in copper costs. Average COMEX copper prices in 1995 rose approximately 26.2% from 1994 and, notwithstanding the magnitude of the price increase, was generally passed on to customers through product pricing.

    Sales of magnet wire increased approximately 26.5% over those in 1994, driven by higher copper prices, improved pricing and growth in sales volumes. Magnet wire sales volumes and product pricing improved during 1995 due to increased demand for the Company's magnet wire products by distributors and original equipment manufacturers.

    Building wire sales in 1995 increased approximately 4.1% over 1994 reflecting a combination of higher copper prices, lower sales volumes and a steep decline in product pricing. Building wire product pricing (without regard to copper costs) declined materially, and sales volumes also declined, although to a lesser extent, due to competitive pricing pressures, excess capacity and liquidation of inventories by distributors as a result of the significant increase in copper prices in 1995.

    Communication wire sales in 1995 improved approximately 48.8% over those in 1994 due to higher copper prices and domestic sales volumes and strengthening product prices. Premise wire sales were up 54.1% with volumes 42.6% higher as compared to 1994 while OSP sales were up 66% with volume up 11.6%. Export sales were essentially flat between 1995 and 1994. The Company believes that communication wire pricing strengthened due to significantly higher demand for copper communication wire products coupled with a decline in industry manufacturing capacity.

    The Company's automotive wire sales volume in 1995 was up over 1994 by approximately 8.2%, although North American new car and light truck sales volume increased just over 2% in 1995. This improvement in sales volume was the result of a marked increase in sales to other automotive accounts and, to a lesser degree, improved sales to the Company's principal automotive wire customer. Other sales increased approximately 44.2% attributable to the Brownell acquisition.

    Cost of goods sold increased 21.7% in 1995 compared with 1994 due primarily to increased copper and other material costs and increased distribution costs attributable to the Brownell acquisition. Cost of goods sold as a percentage of net sales was 85.8% and 83.8% in 1995 and 1994, respectively. Cost of goods sold as a percentage of net sales in 1995 was higher compared to 1994 due primarily to substantially higher copper prices and declining building wire product pricing partially offset by lower manufacturing costs resulting from continued capital investments and higher manufacturing volumes in the communication and automotive business units.

    Selling and administrative expenses in 1995 were 9.6% higher than 1994 due primarily to increased overhead expenses attributable to the Brownell acquisition in the amount of approximately $5.1 million and to increased sales commissions associated with higher sales.

    Interest expense in 1995 was 18.5% lower than in 1994 due primarily to the Redemption. The Company's average interest rate decreased from 12.6% in 1994 to 10.4% in 1995 due to the Redemption.

    Income tax expense was 52.0% and 55.9% of pretax income in 1995 and 1994, respectively. The effective income tax rate of the Company is higher than the approximate statutory rate of 40.0% due to the effect of the amortization of excess of cost over net assets acquired in the Acquisition, which is not deductible for income tax purposes.

    The Company recorded net income of $10.3 and $7.5 million in 1995 and 1994, respectively. The 1995 results include an extraordinary charge of $3.0 million ($5.0 million before applicable tax benefit) for the write-off of unamortized debt issuance costs associated with the Company's former credit agreement which was terminated in connection with the Redemption.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

    GENERAL

    The Company is a holding company with no operations and virtually no assets other than its ownership of the outstanding common stock of Essex. All such stock is pledged, however, to the lenders under the Essex Revolving Credit Agreement (as defined herein). Accordingly, the Company's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to the Company in amounts sufficient to service the Company's cash obligations.

    The Company expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Essex Revolving Credit Agreement and the Essex Senior Note Indenture. Such payments may include (i) an amount necessary under the tax sharing agreement between Essex and the Company to enable the Company to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of the Company's common stock under certain specified conditions; and (iv) certain other amounts to meet ongoing expenses of the Company (such amounts are considered to be immaterial both individually and in the aggregate, however, because the Company has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Essex Revolving Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Essex Revolving Credit Agreement and the Essex Senior Note Indenture.

    The Company's financial position at December 31, 1996 was highly leveraged. The Company's aggregate notes payable to banks and long-term debt was $463.8 million and its stockholders' equity was $158.7 million. The resulting ratio of debt to stockholder's equity improved to 2.9 to 1 at December 31, 1996 from 3.6 to 1 at December 31, 1995.

    CREDIT FACILITIES AND LINES OF CREDIT

    The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement dated as of October 31, 1996, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Essex Revolving Credit Agreement"); (ii) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995 by and among Essex, the Company, as guarantor, the lenders named therein and The Chase Manhattan Bank, as administrative agent (the "Essex Term Loan"); (iii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement"); (iv) a $12.0 million (Canadian dollar) credit agreement by and between a subsidiary of Essex and the Bank of Montreal (the "Canadian Credit Agreement"); and (v) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $25.0 million.

    The Essex Revolving Credit Agreement, entered into in connection with the Triangle acquisition, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by outstanding borrowings under the Canadian Credit Agreement and unsecured bank lines of credit. The Essex Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. The Essex Revolving Credit Agreement terminates October 31, 2001. The Essex Revolving Credit Agreement loans bear floating rates of interest, at the Company's option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.50%, in 0.25% increments, if certain specified financial conditions are achieved. The average interest rate on borrowings under the Essex Revolving Credit Agreement during the fourth quarter of 1996 was 7.16%. At December 31, 1996, the amount of revolving credit available to the Company was $61.7 million based upon the Essex Revolving Credit Agreement borrowing base of $272.5 million, reduced by outstanding borrowings under (i) the Essex Revolving Credit Agreement ($179.9 million), (ii) unsecured bank lines of credit ($25.0 million) and (iii) the Canadian Credit Agreement ($5.9 million). During 1996, average borrowings under the Company revolving credit facilities were $163.4 million compared to $92.1 million in 1995.

    The $60.0 million borrowed under the Essex Term Loan is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, beginning August 15, 1995 and ending May 15, 2000. The Essex Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Essex Term Loan requires 50% of excess cash, as defined, to be applied against the outstanding term loan balance. The 1996 excess cash repayment of $12.4 million, for the year ended December 31, 1995, resulted in reducing the remaining principal payments to $2.3 million each. There were no requirements for an excess cash payment to be made for 1996 results. Amounts repaid may not be reborrowed.

    The Essex Sale and Leaseback Agreement provided $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

    As of December 31, 1996, $5.9 million (U.S. dollars) was outstanding under the Canadian Credit Agreement and included as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. The Canadian Credit Agreement bears interest at rates similar to the Essex Revolving Credit Agreement and terminates on May 30, 1997, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the lending bank.

    The Company had $25.0 million outstanding under the bank lines of credit as of December 31, 1996. Such amount is included in notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At December 31, 1996, such rates of interest averaged 7.6%.

CASH FLOW AND WORKING CAPITAL

    In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the reminder of 1997.

    OPERATING ACTIVITIES. Net cash provided by operating activities in 1996 was $64.6 million, compared to $89.8 million in 1995. The decrease in cash provided by operating activities was primarily attributable to an increase in inventories to accommodate higher sales volumes, net of the Triangle acquisition, and slower growth in accounts payable partially offset by a reduction in accounts receivable attributable to a marked decline in copper prices.

    INVESTING ACTIVITIES. Capital expenditures of $25.6 million in 1996 were $3.0 million less than in 1995. In 1996, approximately $5.5 million was invested in magnet wire ovens to improve quality and increase manufacturing productivity. Capital expenditures in 1997 are expected to be approximately 40% above 1996 and will be used for modernization projects to enhance efficiency and expand capacity. At December 31, 1996, approximately $5.5 million was committed to outside vendors for capital expenditures. The Essex Revolving Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

    The costs of the BICC Canada and Triangle acquisitions, approximately $7.6 million and $71.8 million, respectfully, including related expenses, were financed from proceeds received under the Essex revolving credit agreements applicable at the time. Future cash requirements of these operations are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed.

    FINANCING ACTIVITIES. On July 15, 1996, the Company redeemed all its outstanding 15% Series B Cumulative Redeemable Exchangeable Preferred Stock (the "Series B Preferred Stock") at $27.041 per share, or $59.3 million in the aggregate including related redemption expenses. This was financed by the Company through a private offering of 11,860,000 shares of its common stock to certain of its common stockholders and their affiliates at $5 per share (the "1996 Private Offering"). The 1996 Private Offering was extended to certain management employees of the Company who collectively purchased 875,417 shares of common stock at $5 per share in December 1996.

    LONG-TERM LIQUIDITY CONSIDERATIONS

    Regarding long-term liquidity, the Essex Senior Notes (as defined herein) mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Essex Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002 and the Essex Term Loan requires quarterly principal payments of $2.3 million through May 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under both the Essex Term Loan and the Essex Sale and Leaseback Agreement.

    The Company's operations involve the use, disposal and cleanup of certain substances regulated under environmental protection laws. The Company has accrued $0.9 million for environmental remediation and restoration costs. The accrual is based upon management's best estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed will not have a material adverse effect on its financial position, results of operations or cash flows. See "ITEM 3. LEGAL PROCEEDINGS" for further discussion of the Company's environmental liabilities.

DESCRIPTION OF CERTAIN INDEBTEDNESS
    ESSEX REVOLVING CREDIT AGREEMENT

    In October 1996, the Company and Essex entered into the Essex Revolving Credit Agreement with the lenders named therein and The Chase Manhattan Bank, as administrative agent. Set forth below is a summary of certain terms of the Essex Revolving Credit Agreement. The summary does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Essex Revolving Credit Agreement, which is included as an exhibit to this Annual Report on Form 10-K. For the purposes of the following discussion, capitalized terms used therein and not otherwise defined have the meanings given to them in the Essex Revolving Credit Agreement.

    GENERAL. The Essex Revolving Credit Agreement provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by outstanding borrowings under the Company's Canadian Credit Agreement and unsecured bank lines of credit. The Essex Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility and terminates on October 31, 2001. As of December 31, 1996, the Company had outstanding borrowings of $179.9 million under the Essex Revolving Credit Agreement and $61.7 million of undrawn capacity based upon the Borrowing Base at that time of $272.5 million, reduced by outstanding borrowings under (i) the Essex Revolving Credit Agreement ($179.9 million), (ii) unsecured bank lines of credit ($25.0 million) and (iii) the Canadian Credit Agreement ($5.9 million).

    The Essex Revolving Credit Agreement is secured by all of the capital stock of Essex and substantially all the Company's assets and real property.

    PREPAYMENTS. The Essex Revolving Credit Agreement may be repaid by the Company at any time without penalty. The Essex Revolving Credit Agreement is subject to mandatory prepayment if certain amounts outstanding under the Essex Revolving Credit Agreement exceed the Borrowing Base or the Essex Senior Note Indenture Revolving Credit Incurrence Limit. At December 31, 1996, the Borrowing Base was $272.5 and the Essex Senior Note Indenture Revolving Credit Incurrence Limit was $269.5.

    INTEREST RATE. Loans under the Essex Revolving Credit Agreement bear interest at rates, depending on the type of loan incurred, of (i) adjusted LIBOR plus a spread based on certain financial ratios, which spread ranges from .75% to 2.25% or (ii) bank prime plus a spread based on certain financial ratios, which spread ranges from 0% to 1.25%. The effective interest rate can be reduced by 0.25% to 1.50%, in 0.25% increments, if certain specified financial conditions are achieved.

    FEES. Commitment fees during the revolving loan period are .25%, .375% or .5% of the average daily unused portion of the available credit based upon certain financial ratios. For the purposes of setting the commitment fee and interest rate spreads, the relevant financial ratios are the Company's Leverage Ratio and the Company's Interest Coverage Ratio. Based on the combination of those two ratios, the Company is classified into one of seven levels, with level one being the most beneficial. For the fourth quarter of

1996, the Company's Leverage and Interest Coverage Ratios positioned it in Level
2. The Company's Leverage Ratio and Interest Coverage Ratio as of December 31, 1996 were 3.07 to 1.00 and 3.73 to 1.00, respectively.

    NEGATIVE COVENANTS. The Company is required to maintain a ratio of Consolidated Current Assets to Consolidated Current Liabilities of 2.0 to 1.0. As of December 31, 1996 this ratio was 2.45 to 1.0. The Company is required to maintain Consolidated Net Worth of not less than the sum of, subject to certain adjustments, (a) $80 million, (b) 50% of the Company's Consolidated Net Income,
(c) 100% of the Net Cash Proceeds of any Common Equity Offering by the Company and (d) 100% of any capital contribution made to the Company by one of its stockholders. As of December 31, 1996, the Company's Consolidated Net Worth was $158.7 million, or 152% of that required to be maintained.

    The Essex Revolving Credit Agreement also requires the maintenance of an Interest Coverage Ratio of not less than 2.00 to 1.00, a Leverage Ratio prior to March 31, 1998 of not more than 5.00 to 1.00 decreasing to 4.00 to 1.00 by March 31, 2000, and a Senior Secured Leverage Ratio prior to March 31, 1998, of not more than 3.00 to 1.00 decreasing to 2.25 to 1.00 by March 31, 2000. As of December 31, 1996, the Company's Leverage Ratio and Senior Secured Leverage Ratio were 3.07 to 1.00 and 1.37 to 1.00, respectively.

    The Essex Revolving Credit Agreement contains other customary covenants, including covenants on the incurrence of indebtedness, liens and guarantees, mergers, sales of assets, lease obligations, investments and, with certain exceptions, prepayment of indebtedness and transactions with affiliates. Capital Expenditures are generally limited to $40.0 million per year plus any unspent carryover from prior years. The Essex Revolving Credit Agreement also restricts the payment of dividends by Essex to the Company and prohibits the payment of dividends by the Company to its stockholders.

    EVENTS OF DEFAULT. The Essex Revolving Credit Agreement contains customary events of default, including a failure to pay principal or interest, a material inaccuracy of a representation or warranty, a failure to comply with certain covenants, a default on other indebtedness in excess of $5.0 million, any Security Document ceasing to be in full force and effect and the entry of certain unbonded or unstayed judgments or decrees against the Company of $2.0 million or more. In addition, it is an event of default if BHLP and its affiliates beneficially own less than 70% of the common stock owned by BHLP and its affiliates on the effective date of the Essex Revolving Credit Agreement or, except in certain circumstances, if in the aggregate, BHLP and its affiliates, DLJ, Goldman Sachs and certain officers or employees of the Company have less than 51% of the voting power for the election of directors of the Company or if a Change of Control (as defined in the Essex Senior Note Indenture) occurs. In the case of an event of default, all revolving credit commitments may terminate and all amounts outstanding under the Essex Revolving Credit Agreement may become due and payable.

    SENIOR NOTES

    In May 1993, Essex issued the Essex Senior Notes pursuant to the Essex Senior Note Indenture between Essex and NBD Bank, National Association, as trustee. Set forth below is a summary of certain terms of the Essex Senior Note Indenture. The summary does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the Essex Senior Note Indenture, which is included as an exhibit to this Annual Report on Form 10-K. For the purposes of the following discussion, capitalized terms used therein and not otherwise defined have the meanings given to them in the Essex Senior Note Indenture.

    GENERAL. The Essex Senior Notes bear interest at 10% per annum, payable semiannually and are due in May 2003. The Essex Senior Notes are general unsecured obligations of Essex limited to $200 million aggregate principal amount.

    REDEMPTION. At the option of the Company, the Essex Senior Notes may be redeemed, commencing in May 1998, in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001, in each case plus accrued and unpaid interest.

    COVENANTS. The Essex Senior Note Indenture contains customary covenants. The Essex Senior Notes Indenture restricts the incurrence of debt by the Company unless the Company has an earnings before interest, taxes, depreciation and amorization ("EBITDA") Coverage Ratio of greater than 2.0 to 1.0 or unless another exemption is available. At December 31, 1996, the Company had a 3.73 to
1.0 EBITDA Coverage Ratio. The Essex Senior Notes Indenture also restricts the issuance of debt by each of the Company's subsidiaries to the sum of (i) 50% of the book value of such subsidiaries' inventory (before giving effect to any LIFO Reserve) and (ii) 80% of the book value of such subsidiaries' accounts receivable (subject to certain exceptions). At December 31, 1996, Essex could have incurred $269.5 million of debt under such provision. Dividends, distributions and repurchases of capital stock also are limited under the Essex Senior Notes Indenture to 50% of the Company's Consolidated Net Income plus the Net Cash Proceeds of certain equity issuances. At December 31, 1996, the Company could not have paid any dividends due to the Limitation on Restricted Payments provision under this covenant. The Essex Senior Notes Indenture also restricts the incurrence of secured debt, sale and leaseback transactions, sales of assets and transactions with affiliates.

    EVENTS OF DEFAULT. The Essex Senior Note Indenture contains customary events of default, including a failure to pay principal or interest, a payment default with respect to, or the acceleration of, other indebtedness in excess of $10.0 million, the entry of certain unstayed judgments in excess of $10.0 million and certain events of bankruptcy or insolvency.

    CHANGE OF CONTROL. Upon a Change in Control, each holder of Essex Senior Notes will have the right to require Essex to repurchase all or any part of such holder's Essex Senior Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. "Change of Control" is defined in the Essex Senior Notes Indenture as (i) the acquisition by any person (other than BH Group, Goldman Sachs, DLJ and certain other shareholders) of more than 35% of the Company's voting stock or (ii) during any two-year period, the directors who were on the Company's Board of Directors at the beginning of such period (and any directors elected by, or whose nomination was approved by, the Board) ceasing for any reason to constitute a majority of the Board then in office.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases on fixed customer sales contracts. Derivative financial instruments in the form of copper futures and forward contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties to foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains, if any, with respect to the underlying contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors........................................        F-1
Consolidated Balance Sheets:
  As of December 31, 1996 and 1995....................................        F-2
Consolidated Statements of Income:
  For each of the three years in the period ended December 31, 1996...        F-3
Consolidated Statements of Cash Flows:
  For each of the three years in the period ended December 31, 1996...        F-4
Notes to Consolidated Financial Statements............................        F-5

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

I.  Parent Company Only Condensed Financial Statements................        S-1
II. Valuation and Qualifying Accounts.................................        S-5

    All other schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information concerning the Directors and Executive Officers of the Company:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Steven R. Abbott...........................          49   President and Chief Executive Officer;
                                                          Director
Rodney A. Cohen............................          35   Director
Joseph H. Gleberman........................          38   Director
Robert D. Lindsay..........................          42   Vice President; Director
David A. Owen..............................          50   Vice President, Treasurer and Chief
                                                          Financial Officer
John E. Phipps.............................          64   Director
Ward W. Woods..............................          54   Director (Chairman)

    Messrs. Lindsay and Woods have held their positions with the Company since October 1992. Mr. Owen became an executive officer in March 1993. Mr. Phipps was elected a director in December 1993. Mr. Gleberman was elected a director in February 1994. Mr. Abbott was elected a Director effective February 26, 1996. Mr. Cohen was elected a Director effective March 15, 1996. Directors of the Company are elected annually to serve until the next annual meeting of stockholders of the Company or until their successors have been elected or appointed and qualified. Executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors of the Company. Each of the executive officers and directors of the Company serves in such capacities without compensation of any kind for such service.

    Mr. Abbott was appointed President and Chief Executive Officer of the Company and Essex on February 26, 1996. He was President of the Wire and Cable Sector of Essex from September 1995 to February 1996 and President of the Wire and Cable Division of Essex from September 1993 to September 1995. He was President of the Magnet Wire and Insulation Division from 1987 to 1993. Mr. Abbott has been employed by the Company since 1967.

    Mr. Cohen is a member of the limited liability company that is the general partner of each of the partnerships comprising BH Group. Since July 1993, Mr. Cohen has been a principal of a partnership affiliated with BHLP, to which Essex and the Company paid the fees described in "Certain Relationships and Related Party Transactions". From September 1991 to July 1993, he was a principal of Bessemer Securities Corporation ("BSC"), a principal limited partner in two of the partnerships comprising BH Group. Prior to joining BSC, Mr. Cohen was an associate in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated. Mr. Cohen is also a director of a number of private companies.

    Mr. Gleberman is a Partner in the Principal Investment Area of Goldman Sachs. He joined the firm in 1982 in the Mergers and Acquisitions Department and became a partner of the firm in 1990. In 1990 he became head of Mergers and Acquisitions for Asia based in Tokyo. Mr. Gleberman joined the Principal Investment Area in 1993 and returned to New York. He also serves as a director of Biofield, Inc.

    Mr. Lindsay is the sole shareholder and president of a corporation which is a manager of a limited liability company that is the general partner of each of the partnerships comprising BH Group. He is also the sole shareholder of corporations that are general partners of the two partnerships affiliated with BHLP to which Essex and the Company paid the fees described in "Certain Related Party Transactions." Mr. Lindsay was Managing Director of BSC from January 1991 to June 1993. Prior to joining BSC, Mr. Lindsay was a Managing Director in the Merchant Banking Division of Morgan Stanley & Co.,

Incorporated. He is the Chairman of Metropolitan International, Inc., and a Director of Stant Corporation and several private companies.

    Mr. Owen was appointed Vice President, Treasurer and Chief Financial Officer of the Company in March 1993. He was appointed Executive Vice President and Chief Financial Officer of Essex in March 1994. He had been appointed Vice President--Finance and Chief Financial Officer of Essex in March 1993, and Treasurer of Essex in April 1992. Prior to that time, Mr. Owen was Director, Treasury and Financial Services for Essex. Mr. Owen has been employed by the Company since 1976.

    Mr. Phipps is a private investor. He is chairman and partner of Phipps Ventures LLC and a director of Bessemer Securities, LLC ("BSLLC, the parent company of BSC), BSC, Bessemer Trust Company, Bessemer Trust Company of Florida, Bessemer Trust Company, N.A., The Bessemer Group, Incorporated and W. R. Grace & Co.

    Mr. Woods is Chairman of the Board of Directors of the Company. Mr. Woods is the sole shareholder and president of a corporation that is the principal manager of a limited liability company that is the general partner of each of the partnerships comprising BH Group. He is also the sole shareholder of corporations that are the managing general partners of the two partnerships affiliated with BHLP to which Essex and the Company paid the fees described under Item 13 below. Mr. Woods is President and Chief Executive Officer of BSLLC and BSC. Mr. Woods joined BSC in 1989. For ten years prior to joining BSC, Mr. Woods was a senior partner of Lazard Freres & Co. LLC, an investment banking firm. He is Chairman of the Board of Stant Corporation. He is a director of Boise Cascade Corporation, Freeport-McMoRan Copper & Gold, Inc., Graphic Controls Corporation, Kelly Oil & Gas Corporation and several private companies.

    DIRECTORS AND EXECUTIVE OFFICERS OF ESSEX

    The following table sets forth information concerning the Directors and Executive Officers of Essex:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Steven R. Abbott...........................          49   President and Chief Executive Officer;
                                                          Director (Chairman)
Robert J. Faucher..........................          52   Executive Vice President; Director
Robert D. Lindsay..........................          42   Director
Charles W. McGregor........................          55   Executive Vice President; Director
David A. Owen..............................          50   Executive Vice President and Chief
                                                          Financial Officer; Director
Gregory R. Schriefer.......................          44   Executive Vice President
Ward W. Woods..............................          54   Director

    Mr. Abbott has been a director since 1988. Messrs. Lindsay and Woods became directors of Essex in 1992. Messrs. Owen and Faucher became directors in 1993 and Mr. McGregor was elected as a director in April 1994. Directors of Essex are elected annually to serve until the next annual meeting of stockholders of Essex or until their successors have been elected or appointed and qualified. Executive officers are appointed by, and serve at the discretion of, the Board of Directors of Essex.

    Mr. Faucher was appointed Executive Vice President in September 1995. He was President of the Engineered Products Division from January 1992 to September 1995 and was Vice President, Operations in the Industrial Products Division from June 1988 to January 1992. He joined Essex in 1985 as Vice President, Planning.

    Mr. McGregor was appointed Executive Vice President in October 1996. He was President of the Magnet Wire and Insulation Sector from September 1995 to August 1996. He was President of the Magnet Wire and Insulation Division from September 1993 to September 1995. He was Director of Manufacturing for the Division from 1987 to 1993. Mr. McGregor has been employed by Essex since January 1970.

    Mr. Schriefer was appointed Executive Vice President in October 1996. He was Vice President and General Manager of Building Wire Products from September 1995 to October 1996. He was Vice President, Manufacturing of the Wire and Cable Division from April 1994 to September 1995. Mr. Schriefer has been employed in various positions with Essex since 1981.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

    The directors of both the Company and Essex receive no compensation for their service as directors except for reimbursement of expenses incidental to attendance at meetings of the Board of Directors or committees thereof. The officers of the Company receive no compensation as such. The following table sets forth the cash and non-cash compensation paid by or incurred on behalf of the Company to its Chief Executive Officer and four other most highly compensated executive officers for each of the three years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                        -------------
                                                                                          NUMBER OF
                                                                         ANNUAL          SECURITIES
                                                                      COMPENSATION       UNDERLYING
                                                                  --------------------    OPTIONS/       ALL OTHER
                                                                   SALARY      BONUS        SARS       COMPENSATION
NAME AND PRINCIPAL POSITION                              YEAR        ($)        ($)          (#)          ($) (A)
-----------------------------------------------------  ---------  ---------  ---------  -------------  -------------
Steven R. Abbott.....................................       1996    287,993    600,000      250,000         27,531
  President and                                             1995    193,757    250,000       75,000         12,999
  Chief Executive                                           1994    182,502    200,000      120,000          8,306
  Officer (CEO)(b)
Stanley C. Craft(c)..................................       1996    325,008          0            0         15,155
                                                            1995    310,004    450,000      100,000         27,905
                                                            1994    293,763    400,000      150,000         22,174
Charles W. McGregor..................................       1996    167,001    275,000       80,000         11,356
  Executive Vice President                                  1995    157,503    210,000       65,000          9,684
                                                            1994    132,504    165,000      100,000          7,787
David A. Owen........................................       1996    167,001    250,000       75,000          9,195
  Executive Vice                                            1995    157,503    185,000       50,000          8,120
  President and Chief                                       1994    145,257    165,000      100,000          6,894
  Financial Officer (CFO)
Robert J. Faucher....................................       1996    167,001    250,000      100,000         11,972
  Executive Vice President                                  1995    157,503    175,000       50,000         11,356
                                                            1994    149,379    145,000      100,000          8,568
Gregory R. Schriefer.................................       1996    129,510    225,000      115,000         11,062
  Executive Vice President

------------------------

(a) All Other Compensation in 1996 consists of Essex contributions to the defined contribution and deferred compensation plans on behalf of the executive officer and imputed income on excess Company-paid life insurance premiums. The following table identifies and quantifies these amounts for the named executive officers:

                                                             S.R.       S.C.        C.W.        D.A.       R.J.       G.R.
                                                            ABBOTT      CRAFT     MCGREGOR      OWEN      FAUCHER   SCHRIEFER
                                                           ---------  ---------  -----------  ---------  ---------  ---------

Company matching under the defined contribution and
  deferred compensation plans............................  $  25,700  $   9,750   $   8,498   $   7,478  $  10,335  $  10,635
Imputed income on excess life insurance premiums.........      1,831      5,405       2,858       1,717      1,637        427
                                                           ---------  ---------  -----------  ---------  ---------  ---------
      Total..............................................  $  27,531  $  15,155   $  11,356   $   9,195  $  11,972  $  11,062
                                                           ---------  ---------  -----------  ---------  ---------  ---------
                                                           ---------  ---------  -----------  ---------  ---------  ---------

(b) Mr. Abbott was appointed President and Chief Executive Officer of the Company and Essex on February 26, 1996.

(c) Mr. Craft served as President and Chief Executive Officer of the Company from October 1992 until February 26, 1996 and also of Essex from March 1992 until February 26, 1996.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                               POTENTIAL REALIZABLE
                                      INDIVIDUAL GRANTS                                              VALUE AT
---------------------------------------------------------------------------------------------  ASSUMED ANNUAL RATES
                                       NUMBER OF                                                        OF
                                      SECURITIES     % OF TOTAL                                     STOCK PRICE
                                      UNDERLYING    OPTIONS/SARS                                 APPRECIATION FOR
                                     OPTIONS/SARS    GRANTED TO     EXERCISE OR                   OPTION TERM (A)
                                        GRANTED     EMPLOYEES IN    BASE PRICE    EXPIRATION   ---------------------
NAME                                    (#) (B)      FISCAL YEAR      ($/SH)         DATE       5% ($)     10% ($)
-----------------------------------  -------------  -------------  -------------  -----------  ---------  ----------
Steven R. Abbott...................       250,000         15.3            5.00       1/30/07     786,118   1,992,178
Stanley C. Craft...................             0          0                --            --           0           0
Charles W. McGregor................        80,000          4.9            5.00       1/30/07     251,558     637,497
David A. Owen......................        75,000          4.6            5.00       1/30/07     235,835     597,653
Robert J. Faucher..................       100,000          6.1            5.00       1/30/07     314,447     796,871
Gregory R. Schriefer...............       115,000          7.0            5.00        (c)        361,614     916,402

------------------------

(a) The potential realizable value assumes a per-share market price at the time of the grant to be approximately $5.00 with an assumed rate of appreciation of 5% and 10%, respectively, compounded annually for 10 years. These values are provided pursuant to the rules and regulations of the Commission. No assurance can be given as to the appreciation, if any, of the Company's common stock.

(b) In October 1996 options to purchase 175,000 shares of the Company's common stock were granted. Such options become exercisable on October 1, 1999. In January 1997 options to purchase 1,460,000 shares of common stock were granted to maintain management's equity interest in the Company as a result of the increase in total Company common stock outstanding following the 1996 Private Offering and in respect of performance for the year ended December 31, 1996. Such options become exercisable on January 30, 1998.

(c) Options to purchase 50,000 and 65,000 shares of the Company's common stock granted in October 1996 and January 1997, respectively, expire on October 1, 2006 and January 30, 2007, respectively.

    The following table details the December 31, 1996 year end estimated value of each named executive officer's unexercised stock options. All unexercised options are to purchase the number of shares of the Company's common stock indicated, although the Board of Directors of the Company may require that, in lieu of the exercise of any Roll-over options (as defined herein), such options be surrendered without payment of the exercise price, in which case the number of shares issuable upon exercise of such Roll-over options shall be reduced by a number of shares equal to the product of (A) the number of shares specified in the grant and (B) the quotient of (x) the original exercise price (unadjusted for any split or other reorganization) and (y) approximately $2.86. See "STOCK OPTION PLAN" under this caption.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR-END OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES
                                                                        UNDERLYING         VALUE OF UNEXERCISED
                                                                        UNEXERCISED                 IN-
                                                                      OPTIONS/SARS AT     THE-MONEY OPTIONS/SARS
                                                                       YEAR-END (#)           AT YEAR-END ($)
                            SHARES ACQUIRED ON   VALUE REALIZED      EXERCISABLE (E)/        EXERCISABLE (E)/
NAME                           EXERCISE (#)            ($)         UNEXERCISABLE (U) (1)   UNEXERCISABLE (U) (2)
--------------------------  ------------------  -----------------  ---------------------  -----------------------
                                                                           298,000(E)             1,141,811(E)
Steven R. Abbott..........          --                 --                  445,000(U)               417,774(U)
                                                                           623,000(E)             2,413,197(E)
Stanley C. Craft..........          --                 --                  250,000(U)               535,608(U)
                                                                            70,500(E)               233,561(E)
Charles W. McGregor.......          --                 --                  245,000(U)               353,501(U)
                                                                            77,000(E)               258,811(E)
David A. Owen.............          --                 --                  225,000(U)               321,365(U)
                                                                           170,000(E)               624,811(E)
Robert J. Faucher.........          --                 --                  250,000(U)               321,365(U)
                                                                            20,450(E)                80,550(E)
Gregory R. Schriefer......          --                 --                  135,000(U)                42,849(U)

------------------------

(1) The options to purchase the Company's common stock granted in 1997 with respect to the 1996 Private Offering and 1996 performance become exercisable on January 30, 1998. The options to purchase the Company's common stock granted in 1995 and 1996 become exercisable three years from the date of grant. All other options granted prior to those issued in 1995 are currently exercisable.

(2) The estimated value of in-the-money stock options held at the end of 1996 assumes a per-share fair market value of approximately $5.00 and per-share exercise prices of $1.00, $1.25 and $2.86 as applicable.

    PENSION PLANS. Essex provides benefits under a defined benefit pension plan (the "Pension Plan") and a supplemental executive retirement plan (the "SERP"). The following table illustrates the estimated annual normal retirement benefits at age 65 that will be payable under the Pension Plan and SERP.

                               PENSION PLAN TABLE

                                                                            YEARS OF SERVICE
                                                       ----------------------------------------------------------
REMUNERATION                                               15          20          25          30          35
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
125,000..............................................  $   28,125  $   37,500  $   46,875  $   56,250  $   65,625
150,000..............................................      33,750      45,000      56,250      67,500      78,750
175,000..............................................      39,375      52,500      65,625      78,750      91,875
200,000..............................................      45,000      60,000      75,000      90,000     105,000
225,000..............................................      50,625      67,500      84,375     101,250     118,125
250,000..............................................      56,250      75,000      93,750     112,500     131,250
300,000..............................................      67,500      90,000     112,500     135,000     157,500
400,000..............................................      90,000     120,000     150,000     180,000     210,000
450,000..............................................     101,250     135,000     168,750     202,500     236,250
500,000..............................................     112,500     150,000     187,500     225,000     262,500

    The remuneration utilized in calculating the benefits payable under the Pension Plan and the SERP is the compensation reported in the Summary Compensation Table under the captions Salary and Bonus. The formula utilizes the remuneration for the five consecutive plan years within the ten completed calendar years preceding the participant's retirement date that produces the highest final average earnings.

    As of December 31, 1996, the years of credited service under the Pension Plan for each of the executive officers named in the Summary Compensation Table were as follows: Mr. Abbott, twenty-seven years and seven months; Mr Craft, twenty-seven years and nine months; Mr. Owen, twenty years and eight months; Mr. McGregor, twenty-six years and eleven months; Mr. Faucher, twenty-four years and six months; and Mr. Schriefer, fifteen years and three months.

    The benefits listed in the Pension Plan Table are based on the formula in the Pension Plan using a straight-life annuity and are subject to an offset of 50% of the participant's annual unreduced Primary Insurance Amount under Social Security. In addition, benefits for credited service for years prior to 1974 are calculated using the formula in effect at that time and would reflect a lesser benefit than outlined in the Pension Plan Table for those years. Benefits under the Pension Plan are also offset by benefits to which the participant is entitled under any defined benefit plan of UTC (other than accrued benefits transferred to the Pension Plan).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Woods and Lindsay constitute the Compensation Committee of the Board of Directors of Essex. See footnote (2) under the caption "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for a description of the relationship between Messrs. Lindsay and Woods and BHLP and the information set forth under the caption "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of certain transactions between Essex and BCP or BHLP and between the Company and BCP or BHLP.

    Mr. Lindsay and Mr. Woods are also members of the Compensation Committee of the Company's Board of Directors. The other member of such committee is Mr. Gleberman. Mr. Gleberman is a Partner of Goldman Sachs. The Company's Compensation Committee fixes the compensation paid to the Company's executive officers, based in part on the recommendation of Mr. Abbott. See the information set forth under the caption "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of certain transactions between Essex and DLJ and Goldman Sachs and their respective affiliates. The Company's Compensation Committee considers compensation of executive officers of Essex to the extent it is paid by or affects the Company, as is the case when options to purchase the Company's common stock are granted to executive officers of Essex.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the issued and outstanding common stock of Essex is owned beneficially and of record by the Company. The Company has pledged such stock to the lenders under the Essex Revolving Credit Agreement in support of its guarantee of Essex' obligations thereunder. In the event of a default by the Company of its obligations under such guarantee, the lenders under the Essex Revolving Credit Agreement could exercise their powers under such pledge and thereby obtain control of Essex.

    The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of January 31, 1997 by (i) each beneficial owner of more than 5% of the outstanding common stock of the Company,
(ii) each director of the Company, (iii) each of the named executive officers,
(iv) all directors and executive officers of the Company as a group, and (v) all directors and executive officers of Essex as a group. Certain beneficial owners of the common stock of the Company are parties to an Investors Shareholder Agreement, which provides restrictions on the transferability of the Company's common stock and other matters. The terms of the agreement are summarized in "Investors Shareholders Agreement" under this caption.

                                                           NUMBER OF SHARES                       PERCENTAGE OWNERSHIP
                                                           OF COMMON STOCK                         OF COMMON STOCK(1)
                                               ----------------------------------------  ---------------------------------------
                                                   SOLE         SHARED                      SOLE        SHARED
                                                  VOTING        VOTING                     VOTING       VOTING
NAME AND ADDRESS                                  POWER         POWER        COMBINED       POWER        POWER       COMBINED
---------------------------------------------  ------------  ------------  ------------  -----------  -----------  -------------
Bessemer Holdings, L.P.(2)...................    35,096,331     7,352,361(3)   42,448,692       73.1%       14.2%(3)        81.8%
  630 Fifth Avenue
  New York, NY 10111
GS Capital Partners, L.P. (4)................     7,415,448       --          7,415,448        14.8       --              14.8
  85 Broad Street
  New York, NY 10004
DLJ International Partners, C.V.(5)..........     5,487,925       --          5,487,925        10.7       --              10.7
  85 Broad Street
  New York, NY 10004
Steven R. Abbott(6)..........................       --            612,000       612,000      --              1.3           1.3
  1601 Wall Street
  Fort Wayne, IN 46802
Robert J. Faucher(7).........................       --            382,977       382,977      --              0.8           0.8
  1601 Wall Street
  Fort Wayne, IN 46802
David A. Owen (8)............................       --            161,828       161,828      --              0.3           0.3
  1601 Wall Street
  Fort Wayne, IN 46802
Charles W. McGregor(9).......................       --            147,246       147,246      --              0.3           0.3
  1601 Wall Street
  Fort Wayne, IN 46802
Gregory R. Schriefer(10).....................       --             83,187        83,187      --              0.2           0.2
  1601 Wall Street
  Fort Wayne, IN 46802
All directors and executive officers of the         --         42,448,692    42,448,692      --             81.8          81.8
  Company as a group (7 persons)(11).........
All directors and executive officers of Essex       --         42,448,692    42,448,692      --             81.8          81.8
  as a group (7 persons)(12).................

------------------------

(1) Percentages have been calculated assuming, in the case of each person or group listed, the exercise of all warrants and options owned (which are exercisable within sixty days following January 30, 1997) by each such person or group, respectively, but not the exercise of any warrants or options owned by any other person or group listed.

(2) BHLP is a limited partnership the only activity of which is to make private structured investments. The primary limited partner of BHLP is BSC, a corporation owned by trusts whose beneficiaries are descendants of Henry Phipps and charitable trusts established by such descendants. Each of Messrs. Woods and Lindsay, directors of the Company, and Mr. Michael B. Rothfeld, is a sole shareholder of a corporation which is a manager of the limited liability company which is the sole general partner of BHLP. Mr. Cohen, a director of the Company, also is a member of that limited liability Company. In addition, each of Messrs. Woods, Lindsay and Rothfeld are the sole shareholders of corporations which are the general partners, and Mr. Cohen is a principal of, of each of the partnerships affiliated with BHLP, to which Essex and the Company paid the fees described under Item 13 below. Mr. Woods is the President and Chief Executive Officer of BSC. Each of Messrs. Woods, Lindsay, Rothfeld and Cohen disclaim beneficial ownership of the shares of common stock of the Company owned or controlled by BHLP.

(3) Consists of (a) all shares of common stock owned by executive officers, employees, family members, former employees and retirees of Essex and its subsidiaries, or their respective estates (a total of 3,470,411 shares), which shares are subject to a proxy held by BHLP which provides that BHLP may vote such shares on all matters presented to stockholders other than (i) the sale or merger of the Company or Essex; (ii) any amendment to the certificate of incorporation of the Company which would adversely affect the terms of the common stock and (iii) the election of directors in the event that BHLP does not include at least one member of management of Essex in its nominees for directors of the Company and (b) all shares of common stock issuable upon exercise of options held by executive officers, employees, family members, and retirees of Essex and its subsidiaries, or their respective estates (a total of 3,881,950 shares). Pursuant to the terms of the applicable options agreements, the aggregate number of shares issuable upon exercise of such options can be reduced. All shares issuable upon exercise of the foregoing options are subject to the proxy held by BHLP.

(4) Held by GS Capital Partners, L.P. (an affiliate of Goldman Sachs) and certain of its affiliates, and includes 2,241,103 shares issuable upon exercise of warrants.

(5) Includes 3,425,635 shares issuable upon exercise of warrants held by affiliates and employees of DLJ.

(6) Includes 298,000 shares issuable upon exercise of options held by Mr. Abbott, of which 273,000 shares, pursuant to the applicable option agreement, may be reduced to 176,152 shares. All shares owned by Mr. Abbott and all shares issuable to Mr. Abbott upon exercise of options are subject to the proxy described in footnote (3) above.

(7) Includes 170,000 shares issuable upon exercise of options held by Mr. Faucher, of which 145,000 shares, pursuant to the applicable option agreement, may be reduced to 91,196 shares. All shares owned by Mr. Faucher and all shares issuable to Mr. Faucher upon exercise of options are subject to the proxy described in footnote (3) above.

(8) Includes 77,000 shares issuable upon exercise of options held by Mr. Owen, of which 52,000 shares, pursuant to the applicable option agreement, may be reduced to 32,840 shares. All shares owned by Mr. Owen and all shares issuable to Mr. Owen upon exercise of options are subject to the proxy described in footnote (3) above.

(9) Includes 70,500 shares issuable upon exercise of options held by Mr. McGregor, of which 45,500 shares, pursuant to the applicable option agreement, may be reduced to 28,877 shares. All shares owned by Mr. McGregor and all shares issuable to Mr. McGregor upon exercise of options are subject to the proxy described in footnote (3) above.

(10) Includes 20,450 shares issuable upon exercise of options held by Mr. Schriefer which, pursuant to the applicable option agreement, may be reduced to 12,856 shares. All shares owned by Mr. Schriefer and all shares issuable to Mr. Schriefer upon exercise of options are subject to the proxy described in footnote (3) above.

(11) Consists of (a) the 35,096,331 shares of common stock owned by BH Group, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods, Lindsay and Cohen (which beneficial ownership is disclaimed by Messrs. Woods, Lindsay and Cohen--see footnote (2) above), (b) 398,828 shares of common stock owned by the executive officers of the Company included in this group, (c) 375,000 shares issuable to the executive officers of the Company included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 3,071,583 shares of common stock and 3,506,950 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of Essex and its subsidiaries, or their respective estates. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

(12) Consists of (a) 35,096,331 shares of common stock owned by BH Group, which, together with the shares described in (b), (c) and (d) below, may be deemed to be beneficially owned by Messrs. Woods, Lindsay and Cohen (which beneficial ownership is disclaimed by Messrs. Woods, Lindsay and Cohen--see footnote (2) above), (b) 751,288 shares of common stock owned by the other directors and executive officers of Essex included in this group, (c) 635,950 shares issuable to the other directors and executive officers of Essex included in this group upon exercise of options which, pursuant to the applicable option agreements, may be reduced and (d) 2,719,123 shares of common stock and 3,246,000 shares of common stock issuable upon exercise of options (also subject to reduction) owned by other employees, former employees and retirees of Essex and its subsidiaries, or their respective estates. All shares described in (b), (c) and (d) are subject to the proxy described in footnote (3) above.

MANAGEMENT STOCKHOLDER AGREEMENTS

    The members of Essex' management who are stockholders of the Company (each a "Management Stockholder") are each parties to various agreements pertaining to their ownership of the Company's common stock and options therefor. Set forth below is a summary of certain provisions of these agreements, each of which is filed as an exhibit to this Annual Report. Capitalized terms set forth below and not otherwise defined have the meanings assigned thereto in the relevant agreements.

    MANAGEMENT STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENT. The Management Stockholders and Registration Rights Agreement as amended generally prohibits Management Stockholders from transferring shares of common stock of the Company owned by them before an initial public offering by the Company (or any successor thereto) (an "IPO"). If any Management Stockholder receives a bona fide offer to purchase any of his common stock, such Management Stockholder may transfer such common stock only after offering such common stock first to the Company and then, if not accepted by the Company, to BHLP, in each case on the same terms and conditions as such bona fide offer.

    Any Management Stockholder whose employment with Essex ceases prior to an IPO will have a "put right" for one year by which he, or his estate may require the Company to repurchase all or a portion of his shares of common stock of the Company. If the Management Stockholder leaves Essex due to death, disability or retirement, the Company will purchase the shares at a price equal, at the option of the Company, to (i) the higher of (x) the last price paid by BHLP, the Company or a Management Stockholder for shares of common stock of the Company and (y) approximately $2.86 per share or (ii) the fair market value of the shares of common stock of the Company as determined by an independent appraiser or investment banking firm selected by the Board of Directors of the Company (the value determined pursuant to clause (i) or (ii) being the "Fair Market Value"). In all other cases of termination of employment, the Company will purchase the shares at the lesser of Fair Market Value or the purchase price actually paid by the Management Stockholder. The Company will be required to repurchase such shares at such price, unless such repurchase would violate any applicable law or regulation or any agreement pursuant to which the Company incurred any debt, in which case the Company may defer such repurchase until such repurchase would no longer result in any such violation. The Company will have a "call right" for 365 days by which it can repurchase, at Fair Market Value, any or all of the shares of common stock of the Company belonging to the Management Stockholder or his estate if, prior to an IPO, the Management Stockholder's employment is terminated for any reason, whether due to his retirement, resignation, death, disability or otherwise. Under certain circumstances, the Company may pay the purchase price of any common stock of the Company repurchased from a Management Stockholder pursuant to the put rights and call rights described above by delivery of a subordinated note.

    Management Stockholders also have certain "piggyback" registration rights in the event that the Company registers shares of its common stock for sale under the Securities Act of 1933.

STOCK OPTION PLAN

    Grants of options to purchase common stock have been made to management and employees of the Company pursuant to, and are subject to the provisions of, an Amended and Restated Stock Option Plan, as amended (the "Stock Option Plan"), and individual stock option agreements. Options granted prior to January 1, 1997 are exercisable: (i) in full, upon the third anniversary of the grant of the options; (ii) in full, upon the death, retirement or disability of the optionee;
(iii) in part, upon the occurrence of a Company Sale (as defined below), in which case the option becomes exercisable in a portion equal to the percentage of the Company's then outstanding voting stock transferred pursuant to the transactions constituting the Company Sale; and (iv) in part, upon the sale by BH Group of 25% or more of the then outstanding common stock, in which case the option becomes exercisable in a portion equal to the percentage of the Company's then outstanding common stock sold by BH Group pursuant to the sale. Options granted after January 30, 1997, are exercisable: (i) in full, upon the first anniversary of the grant of the options and (ii) in full or in part, as described in clauses (ii), (iii) and (iv) of the prior sentence.

    Such options are generally not transferable. For the purposes of the Stock Option Plan, a "Company Sale" is deemed to have occurred if any person (other than BH Group) becomes the beneficial owner of 50% or more of the combined voting power of the Company's securities or acquires substantially all the assets of the Company or Essex.

    The Board of Directors of the Company may require that certain options granted in connection with the Acquisition (the "Roll-over Options") be surrendered and cancelled without payment of the exercise price. In this event, the optionee is entitled to receive a number of shares of common stock equal to the number specified in the grant, reduced by a number of shares equal to the product of (A) the number of shares specified in the grant and (B) the quotient of (x) the original exercise price (unadjusted for any split or other reorganization) and (y) approximately 2.86.

INVESTORS SHAREHOLDERS AGREEMENT

    SET FORTH BELOW IS A SUMMARY OF CERTAIN TERMS OF THE INVESTORS SHAREHOLDERS AGREEMENT AMONG THE COMPANY, BHLP (AS SUCCESSOR IN INTEREST TO BCP), AFFILIATES OF DLJ, AFFILIATES OF GOLDMAN SACHS AND CEA. CAPITALIZED TERMS USED BELOW AND NOT OTHERWISE DEFINED HAVE THE MEANING ASSIGNED THERETO IN THE INVESTORS SHAREHOLDERS AGREEMENT.

    In connection with the Acquisition, BHLP (as successor in interest to Bessemer Capital Partners, L.P.), Goldman Sachs, DLJ and CEA (together with certain assignees, the "Initial Shareholders") entered into the Investors Shareholders Agreement, dated as of October 9, 1992 (as amended, the "Investors Shareholders Agreement"), with the Company. Set forth below is a summary of certain terms of the Investors Shareholders Agreement. The summary does not purport to be complete and is subject to, and is qualified in its entirety by, the Investors Shareholders Agreement.

    BOARD OF DIRECTORS. The Investors Shareholders Agreement provides that the Initial Shareholders will use their power to cause the Board of Directors of the Company to be composed of seven directors, that BHLP (as successor in interest to Bessemer Capital Partners, L.P.) shall have the right to nominate five of these directors and that, so long as Goldman Sachs own a minimum number of shares of Common Stock, Goldman Sachs will have the right to nominate one director, which director will sit on all committees of the Board of Directors. As a result of these arrangements, BHLP controls the Board of Directors of the Company. These rights survive the Termination Date (as defined below).

    The Agreement also grants to BHLP and, so long as Goldman Sachs own a minimum number of shares of common stock, to Goldman Sachs, the right to veto certain extraordinary transactions by the Company. This right terminates on the Termination Date.

    APPROVAL OF CERTAIN MATTERS. The Investors Shareholders Agreement provides that, without the approval of the Board of Directors, the Company will not, and will not permit any subsidiary to, sell assets having an aggregate value in excess of $1.0 million, grant liens in excess of $1.0 million, make capital expenditures in excess of $1.0 million or prepay, repurchase or redeem any debt or equity security if the amount used for such purpose exceeds $1.0 million. The requirement for Board approval of such matters terminates on the Termination Date.

    TAG-ALONG RIGHTS. Subject to certain exceptions, if at any time BHLP or any of its affiliates or associates propose to sell to a third party or parties, directly or indirectly (other than in a registered public offering), any shares of common stock, then effective provision will be made whereby each other Initial Shareholder will be given the right to sell an equal proportion of its common stock to such third party or parties on terms identical to those applicable to such proposed sale. This right SURVIVES the Termination Date.

    Subject to certain exceptions, if at any time BHLP or any of its affiliates or associates propose to purchase from other stockholders of the Company, directly or indirectly, any shares of common stock, then effective provision will be made whereby each other Initial Shareholder will be given the right to purchase an equal proportion of the common stock of such other stockholder on terms identical to those applicable to such proposed purchase. This right terminates on the Termination Date.

    PRE-EMPTIVE RIGHTS. The Investor Shareholders Agreement provides that the Initial Shareholders shall have the pre-emptive right to subscribe to issuances by the Company of equity securities or securities convertible into equity securities. This right terminates on the Termination Date.

    RIGHT OF FIRST OFFER. The Investor Shareholders Agreement requires that each Initial Shareholder offer to the Company and, if the Company declines, to the other Initial Shareholders, any shares of the Company's common stock to be sold or otherwise transferred by the Initial Shareholder (other than pursuant to a public offering). This right terminates on the Termination Date.

    TERMINATION DATE. For the purposes of the Investors Shareholders Agreement, the "Termination Date" is the closing date of a public offering whereby on such date, 25% of the total number of common stock (including those issuable pursuant to options warrants and right) have been sold in one or more public offerings. It is anticipated that the closing date of the offerings will be the Termination Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incurred advisory fees of approximately $1.0 million for each year during the three-year period ending December 31, 1996, payable to an advisory partnership that is an affiliate of BHLP. Pursuant to an advisory services agreement among the Company, Essex and this affiliate of BHLP, Essex agreed to pay such affiliate an annual advisory fee of $1.0 million. The agreement is terminable by any party on 30 days prior notice to the other parties. See footnote (2) under "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" for a description of the relationship of Messrs. Woods and Lindsay, directors of both the Company and Essex, and Mr. Cohen, a director of the Company with such BHLP affiliate.

    Pursuant to an engagement letter dated July 22, 1992, as amended by a letter agreement dated October 9, 1992 (collectively, the "Engagement Letter"), DLJ and Goldman Sachs were given the right, but not the obligation, subject to certain conditions, to act as financial advisor to the Company until October 1997 on a co-exclusive basis in connection with all acquisition, divestiture and other financial advisory assignments relating to the Company and to act as co-exclusive managing placement agents or co-exclusive managing underwriters in connection with any debt or equity financing which is either privately placed or publicly offered (excluding commercial bank debt or other senior debt which is privately placed other than any private placement which contemplates a registration of, registered exchange offer for, or similar registration with respect to such securities). DLJ has the right, but not the obligation, to act as co-managing placement agent or co-managing underwriter, together only with The Chase Manhattan Bank in connection with other senior debt that is privately placed. The Company retained the right to designate DLJ or The Chase Manhattan Bank as lead placement agent or lead managing underwriter. As a result of the occurrence of a Sell Down Date (as defined) in 1999, and in accordance with the Engagement Letter, DLJ no longer has the right to act as financial advisor to Essex and the Company under the engagement letter because it no longer holds a specified minimum investment in the Company.

    Pursuant to such engagement, DLJ and Goldman Sachs acted as underwriters in the offerings of the Essex Senior Notes, and in such capacity received aggregate underwriting discounts and commissions of $5.3 million. For any further services performed by DLJ or Goldman Sachs pursuant to the Engagement Letter, DLJ and Goldman Sachs are entitled to fees competitive with those customarily charged by DLJ, Goldman Sachs and other major investment banks in similar transactions and to customary out of pocket fee and expense reimbursement and indemnification and contribution agreements.

    In July 1996, the Board of Directors of the Company approved the 1996 Private Offering of shares of the Company's common stock to certain stockholders of the Company and certain limited partnerships affiliated with BH Group. Such offering was made at $5.00 per share of the Company's common stock. BH Group, Goldman Sachs and CEA purchased an aggregate of 11,860,000 shares of the Company's common stock at that price. DLJ, also a stockholder of the Company, elected not to purchase shares of the Company's common stock at that price in the 1996 Private Offering. In December 1996, as part of the 1996 Private Offering, certain management employees of the Company, including each executive officer, purchased an aggregate of 875,417 shares of the Company's common stock at $5.00 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

       The financial statements listed under Item 8 are filed as a part of this report.

    2.  Financial Statement Schedules

       The financial statement schedules listed under Item 8 are filed as a part of this report.

    3.  Exhibits

       The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

(b) Reports on Form 8-K:

    1. A Current Report on Form 8-K (Items 5 and 7) was filed on October 16, 1996 to report third quarter 1996 earnings.

    2. A Current Report on Form 8-K (Items 5 and 7) was filed on November 5, 1996 to report the acquisition of substantially all the assets and certain liabilities of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island and its Canadian affiliate, FLI Royal Wire and Cable related to the sales, marketing, manufacture and distribution of electrical wire and cable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BCP/ESSEX HOLDINGS INC.
                                                 (REGISTRANT)

                                BY               /S/ DAVID A. OWEN
                                     -----------------------------------------
                                                   David A. Owen
                                           VICE PRESIDENT, TREASURER AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                     DATE
------------------------------  --------------------------  -------------------

     /s/ STEVEN R. ABBOTT       President; Director
------------------------------    (Principal Executive
       Steven R. Abbott           Officer)                    February 19, 1997

    /s/ ROBERT D. LINDSAY       Vice President; Director
------------------------------
      Robert D. Lindsay                                       February 19, 1997

                                Vice President, Treasurer
      /s/ DAVID A. OWEN           and
------------------------------    Chief Financial Officer
        David A. Owen             (Principal Financial
                                  Officer)                    February 19, 1997

     /s/ RODNEY A. COHEN        Director
------------------------------
       Rodney A. Cohen                                        February 19, 1997

   /s/ JOSEPH H. GLEBERMAN      Director
------------------------------
     Joseph H. Gleberman                                      February 19, 1997

      /s/ JOHN E. PHIPPS        Director
------------------------------
        John E. Phipps                                        February 19, 1997

    /s/ WARD W. WOODS, JR.      Director (Chairman)
------------------------------
      Ward W. Woods, Jr.                                      February 19, 1997

                                Vice President
      /s/ JAMES D. RICE           Chief Accounting Officer
------------------------------    (Principal Accounting
        James D. Rice             Officer)                    February 19, 1997

                            BCP/ESSEX HOLDINGS INC.

                               INDEX OF EXHIBITS

                                (ITEM 14(A)(3))

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
   2.01--  Agreement and Plan of Merger, dated as of July 24, 1992, between B E Acquisition Corporation and the
           Registrant (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to the
           Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the
           "Commission") on August 10, 1992 (Commission File No. 1-10211).
   2.02--  Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition
           Corporation and the Registrant, incorporated by reference to Exhibit 2.2 to the Registrant's Current
           Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211).
   3.01--  Conformed Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit
           3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 13, 1996
           (Commission File No. 1-10211).
   3.02--  By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 4.2 to the Registrant's
           Current Report on Form 8-K filed with the Commission on October 26, 1992 (Commission File No. 1-10211).
   4.01--  Stock and Warrant Subscription Agreement dated as of October 9, 1992, among B E Acquisition
           Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Securities Corporation, certain affiliates of Goldman, Sachs & Co. and Chemical Equity Associates, A California Limited Partnership,
           incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).
   4.02--  Warrant Agreement dated as of October 9, 1992, between B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Securities Corporation and certain affiliates of Goldman, Sachs & Co., incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).
   4.03--  Indenture dated as of May 7, 1993, among Essex Group, Inc. and NBD Bank, National Association, as
           trustee under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit
           4.1 to the Essex Group, Inc. Registration Statement on Pre-Effective Amendment No. 1 to Form S-2
           (Commission File No. 33-59488).
   4.04--  Amendment No. 2 dated as of June 5, 1995 to the Stock and Warrant Subscription Agreement dated as of
           October 9, 1992 among the Registrant, certain affiliates of Donaldson, Lufkin & Jenrette, Securities
           Corporation, certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, a California
           Limited Partnership (Commission File No. 33-93232).
   4.05--  Credit Agreement dated as of October 31, 1996, between the Registrant, Essex Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to
           Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November
           13, 1996 (Commission File No. 1-10211).
   4.06--  Senior Unsecured Note Agreement dated as of April 12, 1995, between the Registrant, as guarantor, Essex
           Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 1995.
   4.07--  Agreement and Lease dated as of April 12, 1995, between Mellon Financial Services Corporation #3 and
           Essex Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on
           Form 10-Q, filed with the Commission on May 12, 1995.
   9.01--  Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition Corporation,
           Bessemer Capital Partners, L.P., certain affiliates of Donaldson, Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited Partnership,
           incorporated by reference to Exhibit 28.1 to the Registrant's Current

                            BCP/ESSEX HOLDINGS INC.

                               INDEX OF EXHIBITS

                                (ITEM 14(A)(3))

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
           Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211).
   9.02--  Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, between B E
           Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the Registrant's subsidiaries, incorporated by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K,
           filed with the Commission on October 26, 1992 (Commission File No. 1-10211).
   9.03--  Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital Partners, L.P. by certain employees of the Registrant's subsidiaries, incorporated by reference to Exhibit 28.4 to the
           Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File
           No. 1-10211).
   9.04--  Amendment No. 1 dated as of July 3, 1996 to the Management Stockholders Agreement.
   9.05--  Amendment No. 2 dated as of December 11, 1996 to the Management Stockholders Agreement.
   9.06--  Form of Irrevocable Proxy dated December 1996, granted to Bessemer Holdings, L.P. by certain employees of the Registrants' subsidiaries.
  10.01--  Engagement Letter dated July 22, 1992 between Bessemer Capital Partners, L.P., and Donaldson, Lufkin &
           Jenrette, Securities Corporation, incorporated by reference to Exhibit 10.10 to the Essex Group, Inc.
           Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-7418).
  10.02--  Amendment dated October 9, 1992 between Bessemer Capital Partners, L.P., Donaldson, Lufkin & Jenrette,
           Securities Corporation, and Goldman, Sachs and Co., to Engagement Letter dated July 22, 1992 among
           Bessemer Capital Partners, L.P. and Donaldson, Lufkin & Jenrette Securities Corporation, incorporated by reference to Exhibit 10.11 to the Essex Group Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1- 74181).
  10.03--  Advisory Services Agreement dated as of December 15, 1992, between Bessemer Capital Partners, L.P., the
           Registrant and Essex Group, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-10211)
  11.01--  Calculation of Net Income Per Common Share.
  12.01--  Computation of Ratio of Earnings to Fixed Charges.
  21.01--  Subsidiaries of the Registrant.
  27.01--  Financial Data Schedule.
  99.01--  Registration Rights Agreement ("Registration Rights Agreement") dated as of October 9, 1992, between B
           E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette Securities Corporation,
           certain affiliates of Goldman, Sachs & Co., and Chemical Equity Associates, A California Limited
           Partnership, incorporated by reference to Exhibit 28.2 to the Registrant's Current Report on Form 8-K,
           filed with the Commission on October 26, 1992 (Commission File No. 1-10211).
  99.02--  Amendment No. 1 dated as of June 5, 1995 to the Registration Rights Agreement (Commission File No.
           33-93232).
  99.03--  Amended and Restated Stock Option Plan ("Stock Option Plan") of the Registrant, incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K, filed with the Commission on
           October 26, 1992 (Commission File No. 1- 10211).
  99.04--  Amendment No. 1 to the Stock Option Plan.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BCP/Essex Holdings Inc.

    We have audited the accompanying consolidated balance sheets of BCP/Essex Holdings Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCP/Essex Holdings Inc. at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

INDIANAPOLIS, INDIANA

January 28, 1997, except for Note 13,
as to which the date is February 19, 1997

                            BCP/ESSEX HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS
                            IN THOUSANDS OF DOLLARS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    3,195  $    4,429
  Accounts receivable (net of allowance of $3,930 and $5,239).............................     154,584     189,717
  Inventories.............................................................................     166,076     217,643
  Other current assets....................................................................      10,545      12,147
                                                                                            ----------  ----------
      Total current assets................................................................     334,400     423,936

Property, plant and equipment, net........................................................     270,546     280,489
Excess of cost over net assets acquired (net of accumulated
  amortization of $13,221 and $17,388)....................................................     129,943     126,619
Other intangible assets and deferred costs (net of accumulated
  amortization of $3,102 and $4,501)......................................................       9,187       7,417
Other assets..............................................................................       1,987       4,294
                                                                                            ----------  ----------
                                                                                            $  746,063  $  842,755
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank...................................................................  $   11,760  $   30,913
  Current portion of long-term debt.......................................................      24,734      11,576
  Accounts payable........................................................................      66,797      71,243
  Accrued liabilities.....................................................................      44,598      63,346
  Deferred income taxes...................................................................      15,345      15,151
                                                                                            ----------  ----------
      Total current liabilities...........................................................     163,234     192,229
Long-term debt............................................................................     388,016     421,340
Deferred income taxes.....................................................................      66,809      58,043
Other long-term liabilities...............................................................      10,081      12,427

Redeemable preferred stock................................................................      48,820      --
Common stock subject to put...............................................................       4,803      12,626

Other stockholders' equity:
  Common stock............................................................................         336         456
  Additional paid in capital..............................................................      85,611     133,298
  Carryover of Predecessor basis..........................................................     (15,259)    (15,259)
  Retained earnings (deficit).............................................................      (6,388)     27,595
                                                                                            ----------  ----------
      Total other stockholders' equity....................................................      64,300     146,090
                                                                                            ----------  ----------
                                                                                            $  746,063  $  842,755
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See Notes to Consolidated Financial Statements

                            BCP/ESSEX HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1994          1995          1996
                                                                          ------------  ------------  ------------
                                                                                  IN THOUSANDS OF DOLLARS,
                                                                                   EXCEPT PER SHARE DATA
Net sales...............................................................  $  1,010,075  $  1,201,650  $  1,332,049
Cost of goods sold......................................................       846,611     1,030,511     1,102,460
Selling and administrative expenses.....................................        85,209        93,401       121,054
Other expense, net......................................................         1,114         1,032         2,045
                                                                          ------------  ------------  ------------
Income from operations..................................................        77,141        76,706       106,490
Interest expense........................................................        60,155        49,055        39,994
                                                                          ------------  ------------  ------------
Income before income taxes and extraordinary charge.....................        16,986        27,651        66,496
Provision for income taxes..............................................         9,500        14,380        28,988
                                                                          ------------  ------------  ------------
Income before extraordinary charge......................................         7,486        13,271        37,508
Extraordinary charge--debt retirement, net of income tax benefit........       --              2,971         1,183
                                                                          ------------  ------------  ------------
Net income..............................................................  $      7,486  $     10,300  $     36,325
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Net income..............................................................  $      7,486  $     10,300  $     36,325
  Preferred stock redemption premium....................................       --            --             (4,185)
  Preferred stock dividend requirement..................................        (6,008)       (6,962)       (4,248)
  Accretion of preferred stock..........................................          (687)         (703)       (2,024)
                                                                          ------------  ------------  ------------
Net income applicable to common stock...................................  $        791  $      2,635  $     25,868
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Income per common and common equivalent share:
  Income before extraordinary charge....................................  $        .02  $        .15  $        .60
  Extraordinary charge..................................................       --                .08           .03
                                                                          ------------  ------------  ------------
  Net income............................................................  $        .02  $        .07  $        .57
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                 See Notes to Consolidated Financial Statements

                            BCP/ESSEX HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1994       1995       1996
                                                              ---------  ---------  ---------
                                                                  IN THOUSANDS OF DOLLARS
OPERATING ACTIVITIES
  Net income................................................  $   7,486  $  10,300  $  36,325
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization...........................     31,420     34,205     33,944
    Non cash interest expense...............................     38,813     16,466      1,935
    Non cash pension expense................................      2,328      1,947      3,021
    Provision for losses on accounts receivable.............      1,332        676      1,175
    Provision (benefit) for deferred income taxes...........     (8,388)       486     (7,417)
    Loss on disposal of property, plant and equipment.......      1,354      2,610      1,679
    Loss on repurchase of debt..............................        187      4,951      1,971
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable............    (27,160)   (10,665)     6,288
      (Increase) decrease in inventories....................     (4,515)     3,762    (16,109)
      Increase in accounts payable and accrued
        liabilities.........................................      6,837     15,193      6,531
      Net (increase) decrease in other assets and
        liabilities.........................................     (8,022)     9,823     (4,762)
                                                              ---------  ---------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............     41,672     89,754     64,581
                                                              ---------  ---------  ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment................    (30,109)   (28,555)   (25,569)
  Proceeds from disposal of property, plant and equipment...        227      2,419        533
  Acquisitions..............................................     --        (24,934)   (79,395)
  Other investments.........................................       (236)      (459)      (285)
  Issuance of equity interest in a subsidiary...............     --          1,063     --
                                                              ---------  ---------  ---------
      NET CASH USED FOR INVESTING ACTIVITIES................    (30,118)   (50,466)  (104,716)
                                                              ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from long term debt..............................    106,000    428,390    493,900
  Repayment of long term debt...............................   (106,396)  (215,640)  (473,734)
  Proceeds from notes payable to banks......................     --        160,030    537,550
  Repayment of notes payable to banks.......................     --       (148,270)  (518,397)
  Repurchase of debentures..................................     (4,745)  (272,850)    --
  Debt issuance costs.......................................     --         (4,691)    (2,350)
  Proceeds from exercised stock options.....................         21     --         --
  Preferred stock redemption................................     --         --        (59,277)
  Common stock issuance.....................................     --         --         63,677
                                                              ---------  ---------  ---------
      NET CASH PROVIDED BY (USED FOR) FINANCING
        ACTIVITIES..........................................     (5,120)   (53,031)    41,369
                                                              ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      6,434    (13,743)     1,234
Cash and cash equivalents at beginning of year..............     10,504     16,938      3,195
                                                              ---------  ---------  ---------
Cash and cash equivalents at end of year....................  $  16,938  $   3,195  $   4,429
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                 See Notes to Consolidated Financial Statements

                            BCP/ESSEX HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            IN THOUSANDS OF DOLLARS

NOTE 1 ACQUISITIONS AND SIGNIFICANT ACCOUNTING POLICIES

ACQUISITION OF ESSEX AND THE COMPANY

    On February 29, 1988, MS/Essex Holdings Inc. ("Predecessor" or "the Company"), acquired Essex Group, Inc. ("Essex") from United Technologies Corporation ("UTC") (the "1988 Acquisition"). The outstanding common stock of the Company was beneficially owned by The Morgan Stanley Leveraged Equity Fund II, L.P., certain directors and members of management of the Company and Essex, and others.

    On October 9, 1992, the Company was acquired (the "Acquisition") by merger (the "Merger") of B E Acquisition Corporation ("BE") with and into the Company with the Company surviving under the name BCP/Essex Holdings Inc. ("Successor" or "the Company"). BE was a newly organized Delaware corporation formed for the purpose of effecting the Acquisition. Shareholders of BE included Bessemer Holdings, L.P. (an affiliate and successor in interest to Bessemer Capital Partners, L.P. ["BCP"]) ("BHLP"), members of management and other employees of Essex and certain other investors. As a result of the Merger, the stockholders of BE became stockholders of the Company. The effects of the Acquisition and Merger resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities as of October 1, 1992. However, to the extent that the Company's management had a continuing investment interest in the Company's common stock, such fair values and contributed stockholders' equity (denoted as carryover of Predecessor basis on the Consolidated Balance Sheets) were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

ACQUISITION OF BUSINESS

    On October 31, 1996, Essex acquired substantially all of the assets and certain liabilities of Triangle Wire and Cable, Inc. of Lincoln, Rhode Island and its Canadian affiliate, FLI Royal Wire and Cable ("Triangle"), related to the sales, marketing, manufacturing and distribution of electrical wire and cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle, including acquisition costs, was $71,764. The acquisition was financed from proceeds received under Essex' revolving credit agreement.

    The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of Triangle for the two-month period ended December 31, 1996 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price, which is preliminary, is summarized as follows:

Current assets.....................................................  $  73,343
Property, plant and equipment......................................     14,181
Current liabilities................................................    (17,304)
Deferred taxes.....................................................      1,544
                                                                     ---------
                                                                     $  71,764
                                                                     ---------
                                                                     ---------

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 1 ACQUISITIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following unaudited pro forma consolidated financial information for the Company for 1995 and 1996 are presented assuming the acquisition had occurred on January 1, 1995:

                                                                        1995          1996
                                                                    ------------  ------------
Net sales.........................................................  $  1,505,196  $  1,561,224
Income before extraordinary charge................................        11,809        40,049
Net income........................................................         8,838        38,866
Net income per common and common equivalent share.................  $        .03  $        .62

    The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisition had occurred on January 1, 1995 and is not intended to project future results of operations.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Essex and Essex' majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company is a holding company with no operations and has virtually no assets other than its ownership of all the outstanding stock of Essex.

USE OF ESTIMATES

    The consolidated financial statements were prepared in conformity with generally accepted accounting principles thereby requiring management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

    The Company, through Essex, operates in one industry segment. Essex develops, manufactures and markets electrical wire and cable and insulation products. Essex' principal products in order of revenue are: building wire for the construction industry; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire and cable; automotive wire and specialty wiring assemblies for automobiles and trucks; and industrial wire for applications in construction, appliances and recreational vehicles. Essex' customers are principally located throughout the United States, without significant concentration in any one region or any one customer. Essex performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 1 ACQUISITIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at cost, determined principally on the last-in, first-out ("LIFO") method, which is not in excess of market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method.

INVESTMENTS IN JOINT VENTURE

    Investments in joint ventures are stated at cost adjusted for the Company's share of undistributed earnings or losses.

EXCESS OF COST OVER NET ASSETS ACQUIRED

    Excess of cost over net assets acquired primarily represents the excess of the Company's purchase price over the fair value of the net assets acquired in the Acquisition, and is being amortized by the straight-line method over 35 years. The Company's excess of cost over net assets acquired is assessed for potential impairment whenever existing facts and circumstances indicate the carrying value of those assets may not be recoverable. The assessment process consists of estimating the future undiscounted cash flows of the businesses for which the excess of cost over net assets acquired relates and comparing the resultant amount to their carrying value to determine if an impairment has occurred. If an impairment has occurred, an impairment loss would be recognized for the excess of the carrying value over the fair value, as measured on a discounted cash flow basis, of the excess of cost over net assets acquired.

OTHER INTANGIBLE ASSETS AND DEFERRED COSTS

    Other intangible assets and deferred costs consist primarily of deferred debt issuance costs and are being amortized over the lives of the applicable debt instruments using the straight line or bonds outstanding method and charged to operations as additional interest expense.

OTHER LONG-TERM LIABILITIES

    Other long-term liabilities consist primarily of accrued liabilities under the Essex sponsored defined benefit pension plans for salaried and hourly employees and the supplemental executive retirement plan.

RECOGNITION OF REVENUE

    Substantially all revenue is recognized at the time the product is shipped.

EARNINGS PER SHARE

    Earnings per share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding. Net income is adjusted for dividend and accretion requirements of redeemable preferred stock.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 1 ACQUISITIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECLASSIFICATION

    Certain 1994 and 1995 amounts have been reclassified to conform with the current year presentation.

NOTE 2 INVENTORIES

    The components of inventories are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
Finished goods........................................................  $  146,821  $  171,213
Raw materials and work in process.....................................      52,366      56,840
                                                                        ----------  ----------
                                                                           199,187     228,053
LIFO reserve..........................................................     (33,111)    (10,410)
                                                                        ----------  ----------
                                                                        $  166,076  $  217,643
                                                                        ----------  ----------
                                                                        ----------  ----------

    Principal elements of cost included in inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $161,449 and $210,454 at December 31, 1995 and 1996, respectively.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
Land..................................................................  $    8,877  $    9,386
Buildings and improvements............................................      87,704      95,600
Machinery and equipment...............................................     240,257     272,621
Construction in process...............................................      18,049      14,990
                                                                        ----------  ----------
                                                                           354,887     392,597
    Less accumulated depreciation.....................................      84,341     112,108
                                                                        ----------  ----------
                                                                        $  270,546  $  280,489
                                                                        ----------  ----------
                                                                        ----------  ----------

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 4 ACCRUED LIABILITIES

    Accrued liabilities include the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Salaries, wages and employee benefits...................................  $  15,566  $  20,271
Amounts due customers...................................................      5,860     11,381
Other...................................................................     23,172     31,694
                                                                          ---------  ---------
                                                                          $  44,598  $  63,346
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable consist of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Bank lines of credit....................................................  $  11,760  $  25,000
Canadian credit facility................................................     --          5,913
                                                                          ---------  ---------
                                                                          $  11,760  $  30,913
                                                                          ---------  ---------
                                                                          ---------  ---------

    Long-term debt consists of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1995        1996
                                                                        ----------  ----------
10% Senior notes......................................................  $  200,000  $  200,000
Revolving loan........................................................     135,000     179,900
Term loan.............................................................      54,000      31,766
Lease obligation......................................................      23,750      21,250
                                                                        ----------  ----------
                                                                           412,750     432,916
    Less current portion..............................................      24,734      11,576
                                                                        ----------  ----------
                                                                        $  388,016  $  421,340
                                                                        ----------  ----------
                                                                        ----------  ----------

ESSEX BANK FINANCING

    In connection with the Triangle acquisition, Essex terminated its former revolving credit agreement dated as of April 12, 1995 (the "Former Essex Revolving Credit Agreement") and entered into a new revolving credit agreement, dated October 31, 1996, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Essex Revolving Credit Agreement"). The Essex Revolving Credit Agreement expires in 2001 and provides for up to $370,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under Essex' Canadian credit agreement and unsecured bank lines of credit ($5,913 and $25,000, respectively, at December 31, 1996), as described below. Essex recognized an extraordinary charge of $1,183 ($1,971 before applicable income tax benefit) in 1996 for the write-off of unamortized deferred debt

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED) expense associated with the termination of the Former Essex Revolving Credit Agreement. Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus 1.25% or a reserve adjusted Eurodollar rate (LIBOR) plus 2.25%. The effective interest rate can be reduced by 0.25% to 1.50%, in 0.25% increments, if certain specified financial conditions are achieved. Commitment fees during the revolving loan period are
 .250%, .375% or .5% of the average daily unused portion of the available credit based upon certain specified financial conditions. At December 31, 1995 and 1996, the incremental borrowing rate under the Former Essex Revolving Credit Agreement and the Essex Revolving Credit Agreement, including applicable margins, approximated 9% and 8.75%, respectively. Indebtedness under the Essex Revolving Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets.

    The Essex Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as those contained in the Essex Term Loan, as defined in the second succeeding paragraph, and by certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture").

    The Essex Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1996, Essex fully complied with all of the financial ratios and covenants contained in the Essex Revolving Credit Agreement.

    Essex and its subsidiaries also maintain three additional credit facilities consisting of: (i) a $60.0 million senior unsecured note agreement, dated as of April 12, 1995 by and among Essex, the Company, as guarantor, the lenders named therein and The Chase Manhatten Bank, as administrative agent the ("Essex Term Loan"); (ii) a $25.0 million agreement and lease dated as of April 12, 1995 by and between Essex and Mellon Financial Services Corporation #3 (the "Essex Sale and Leaseback Agreement"); and (iii) a $12.0 million (Canadian dollar) credit agreement by and between an Essex subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement").

    On May 12, 1995 Essex borrowed the full amount available under the Essex Term Loan and the Essex Sale and Leaseback Agreement. These funds, together with available cash and borrowings under the Former Essex Revolving Credit Agreement, were paid to the Company in the form of a cash dividend ($238,748) and repayment of a portion of an intercompany liability ($34,102) totaling $272,850. The Company applied such funds to redeem all of its outstanding 16% Senior Discount Debentures due 2004 (the "Debentures") at 100% of their principal amount of $272,850 on May 15, 1995. In connection with the Debenture redemption, Essex terminated its previous credit agreement and recognized an extraordinary charge of $2,971 ($4,951 before applicable income tax benefit) in the second quarter 1995 for the write-off of unamortized deferred debt expense.

    The Essex Term Loan provides an aggregate $60.0 million in term loans, and is to be repaid in 20 equal quarterly installments, subject to the loan's excess cash provision, through May 15, 2000. The Essex Term Loan bears floating rates of interest at bank prime plus 2.75% or LIBOR plus 3.75%. The Essex Term Loan requires 50% of excess cash, as defined to be applied against the outstanding term loan

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED) balance. The 1996 excess cash repayment of $12.4 million, for the year ended December 31, 1995, resulted in remaining principal payments of 17 equal quarterly installments of $2.3 million. Amounts repaid with respect to the excess cash provisions may not be reborrowed. There are no requirements for an excess cash payment to be made for 1996 results.

    The Essex Sale and Leaseback Agreement provides $25,000 for the sale and leaseback of certain of Essex' fixed assets. The Essex Sale and Leaseback Agreement has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance is due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved. The fixed assets subject to the Essex Sale and Leaseback Agreement (all of which are machinery and equipment) are included in property, plant and equipment in the Consolidated Balance Sheets and have a gross cost of $30,882 and accumulated amortization of $4,139 at December 31, 1996.

    Borrowings under the Canadian Credit Agreement are restricted to meeting the working capital requirements of the subsidiary and are collateralized by the subsidiary's accounts receivable. As of December 31, 1996, $5.9 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Essex Revolving Credit Agreement and terminates one year from its effective date of May 30, 1996, although it may be extended for successive one year periods upon the mutual consent of the subsidiary and lending bank.

    Essex also has bank lines of credit which provide unsecured borrowings for working capital of up to $25,000 of which $11,760 and $25,000 were outstanding at December 31, 1995 and 1996, respectively, and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between Essex and the lending banks. At December 31, 1995 and 1996 such rates of interest averaged 6.7% and 7.6%, respectively.

ESSEX SENIOR NOTES

    At December 31, 1995 and 1996, $200,000 aggregate principal amount of the Essex Senior Notes were outstanding. The Essex Senior Notes bear interest at 10% per annum payable semiannually and are due in May 2003. The Essex Senior Notes rank PARI PASSU in right of payment with all other senior indebtedness of Essex. To the extent that any other senior indebtedness of Essex is secured by liens on the assets of Essex, the holders of such senior indebtedness will have a claim prior to any claim of the holders of the Essex Senior Notes as to those assets.

    At the option of Essex, the Essex Senior Notes may be redeemed, commencing in May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001. Upon a Change in Control, as defined in the Essex Senior
Note Indenture, each holder of Essex Senior Notes will have the right to require Essex to repurchase all or any part of such holder's Essex Senior Notes at a repurchase price equal to 101% of the principal amount thereof. The Essex Senior
Note Indenture contains various covenants which include, among other things, limitations on debt, on the sale of assets, and on cash dividends paid. Through December 31, 1996 Essex fully complied with all of the financial ratios and covenants contained in the Essex Senior Note Indenture.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 5 NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

THE COMPANY'S SENIOR DISCOUNT DEBENTURES

    In May 1989, the Company issued $342,000 aggregate principal amount ($135,117 aggregate proceeds amount) of its Debentures. In connection with the Acquisition and Merger, the Debentures were valued at an effective annual interest rate of 14.25% through May 1995. The Debentures accreted to their full face value (an aggregate principal amount of $272,850) on May 15, 1995. On May 15, 1995 the Company redeemed all of its outstanding Debentures at 100% of their principal amount with cash received from Essex in the form of a cash dividend and repayment of a portion of an intercompany liability totalling $272,850.

OTHER

    Essex capitalized interest costs of $132, $565 and $558 in 1994, 1995 and 1996, respectively, with respect to qualifying assets.

    Total interest paid was $20,826, $32,312 and $38,284 in 1994, 1995 and 1996,
respectively.

    Aggregate annual maturities of long-term debt for the next five years are:

1997..............................................................  $  11,576
1998..............................................................     11,576
1999..............................................................     11,576
2000..............................................................      7,038
2001..............................................................    182,400

    The year 2001 includes repayment of the Essex Revolving Credit Agreement in the amount of $179,900.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 6 INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995       1996
                                                                          ---------  ---------
Deferred tax liabilities:
  Property, plant and equipment.........................................  $  68,553  $  60,519
  Inventory.............................................................     28,485     30,114
  Other.................................................................      3,844      4,502
                                                                          ---------  ---------
    Total deferred tax liabilities......................................    100,882     95,135

Deferred tax assets:
  Accrued liabilities...................................................      6,650      8,252
  Alternative minimum tax credit carryforward...........................      1,384     --
  Other.................................................................     10,694     13,689
                                                                          ---------  ---------
    Total deferred tax assets...........................................     18,728     21,941
                                                                          ---------  ---------
    Net deferred tax liabilities........................................  $  82,154  $  73,194
                                                                          ---------  ---------
                                                                          ---------  ---------

    The components of income tax expense are:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1994       1995       1996
                                                               ---------  ---------  ---------
Current:
  Federal....................................................  $  14,542  $   8,560  $  29,468
  State......................................................      3,346      5,334      6,937
Deferred (Credit):
  Federal....................................................     (7,887)     2,382     (5,805)
  State......................................................       (501)    (1,896)    (1,612)
                                                               ---------  ---------  ---------
                                                               $   9,500  $  14,380  $  28,988
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Total income taxes paid were $11,712, $15,989 and $32,656 in 1994, 1995 and 1996, respectively.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 6 INCOME TAXES (CONTINUED)
    Principal differences between the effective income tax rate and the statutory federal income tax rate are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1994       1995       1996
                                                                          ---------  ---------  ---------
Statutory federal income tax rate.......................................       35.0%      35.0%      35.0%
State and local taxes, net of federal benefit...........................       10.9        7.9        5.2
Excess of cost over net assets acquired amortization....................        8.4        5.1        2.1
Other, net..............................................................        1.6        4.0        1.3
                                                                                ---        ---        ---
Effective income tax rate...............................................       55.9%      52.0%      43.6%
                                                                                ---        ---        ---
                                                                                ---        ---        ---

    In connection with the Acquisition and Merger in 1992, The Company elected not to step up its tax bases in the assets acquired. Accordingly, the income tax bases in the assets acquired have not been changed from pre-1988 Acquisition values. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus increasing the effective income tax rate reflected in the consolidated financial statements.

NOTE 7 RETIREMENT BENEFITS

    Essex sponsors two defined benefit retirement plans for substantially all salaried and hourly employees. Essex also has a supplemental executive retirement plan which provides retirement benefits based on the same formula as in effect under the salaried employees' plan, but which only takes into account compensation in excess of amounts that can be recognized under the salaried employees' plan. Salaried plan retirement benefits are generally based on years of service and the employee's compensation during the last several years of employment. Hourly plan retirement benefits are based on hours worked and years of service with a fixed dollar benefit level. Essex' funding policy is based on an actuarially determined cost method allowable under Internal Revenue Service regulations, the projected unit credit method. Pension plan assets consist principally of fixed income and equity securities and cash and cash equivalents.

    The components of net periodic pension cost for the plans are as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1994       1995       1996
                                                                  ---------  ---------  ---------
Service cost--benefits earned during the period.................  $   2,964  $   2,365  $   3,377
Interest costs on projected benefit obligation..................      3,643      3,923      4,715
Actual return on plan assets....................................      2,409    (13,597)    (5,123)
Net amortization and deferral...................................     (6,458)     9,751        268
                                                                  ---------  ---------  ---------
Net periodic pension cost.......................................  $   2,558  $   2,442  $   3,237
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 7 RETIREMENT BENEFITS (CONTINUED)
    The following table summarizes the funded status of these pension plans and the related amounts that are recognized in the Consolidated Balance Sheets:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995        1996
                                                                         ---------  ----------
Actuarial present value of benefit obligation:
  Vested...............................................................  $  42,052  $   44,726
  Nonvested............................................................      3,656       3,804
                                                                         ---------  ----------
  Accumulated benefit obligation.......................................     45,708      48,530
  Effect of projected future salary increases..........................     17,195      17,690
                                                                         ---------  ----------
  Projected benefit obligation.........................................     62,903      66,220
Plan assets at fair value..............................................     55,447      60,131
                                                                         ---------  ----------
Projected benefit obligation in excess of fair value of plan assets....     (7,456)     (6,089)
Unrecognized net gain..................................................     (1,312)     (5,131)
Unrecognized prior service cost........................................       (326)       (299)
                                                                         ---------  ----------
Pension liability recognized in balance sheets.........................  $  (9,094) $  (11,519)
                                                                         ---------  ----------
                                                                         ---------  ----------

    Certain actuarial assumptions were revised in 1995 and 1996 resulting in an increase of $13,262 and a decrease of $5,345, respectively, in the projected benefit obligation.

    Following is a summary of significant actuarial assumptions used:

                                                                            YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1994         1995         1996
                                                                        -----        -----        -----
Discount rates.....................................................         8.5%         7.0%         7.5%
Rates of increase in compensation levels...........................         5.0%         5.0%         5.0%
Expected long-term rate of return on assets........................         9.0%         9.0%         9.0%

    In addition to the defined benefit retirement plans as detailed above, Essex also sponsors defined contribution savings plans which cover substantially all salaried and non-union hourly employees of Essex and certain other hourly employees, represented by collective bargaining agreements, who negotiate this benefit into their contract. The purpose of these savings plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Essex' contributions to the defined contribution plans totalled $1,088, $1,123 and $1,194 in 1994, 1995 and 1996, respectively.

    Essex also sponsors an unfunded, nonqualified deferred compensation plan which permits certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $609 and $1,234 at December 31, 1995 and 1996, respectively.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 8 STOCKHOLDERS' EQUITY

    Following is an analysis of stockholders' equity:

                                                                                          OTHER STOCKHOLDERS' EQUITY
                                                                                    ---------------------------------------
                                                                 COMMON STOCK
                                                REDEEMABLE      SUBJECT TO PUT             COMMON STOCK         ADDITIONAL
                                                PREFERRED    ---------------------  --------------------------    PAID-IN
                                                  STOCK        SHARES     AMOUNT       SHARES        AMOUNT       CAPITAL
                                               ------------  ----------  ---------  -------------  -----------  -----------
Balance at December 31, 1993.................   $   34,460    2,032,379      5,808     33,119,587   $     331    $  98,769
Net income...................................       --           --         --           --            --           --
Preferred stock dividend.....................        6,008       --         --           --            --           (6,008)
Accretion of preferred stock.................          687       --         --           --            --             (687)
Expiration of put rights.....................       --         (116,888)      (334)       116,888           1          333
Stock options exercised......................       --           --         --             20,500      --               36
                                               ------------  ----------  ---------  -------------       -----   -----------
Balance at December 31, 1994.................       41,155    1,915,491      5,474     33,256,975         332       92,443
Net income...................................       --           --         --           --            --           --
Preferred stock dividend.....................        6,962       --         --           --            --           (6,962)
Accretion of preferred stock.................          703       --         --           --            --             (703)
Expiration of put rights.....................       --         (234,704)      (671)       234,704           2          669
Stock options exercised......................       --           --         --            145,736           2          164
                                               ------------  ----------  ---------  -------------       -----   -----------
Balance at December 31, 1995.................       48,820    1,680,787      4,803     33,637,415         336       85,611
Net income...................................       --           --         --           --            --           --
Issuance of common stock.....................       --          875,417      4,377     11,860,000         119       59,181
Preferred stock dividend.....................        4,248       --         --           --            --           (1,906)
Accretion of preferred stock.................        2,024       --         --           --            --           (2,024)
Preferred stock redemption...................      (55,092)      --         --           --            --           (4,185)
Expiration of put rights.....................       --          (31,000)      (101)        31,000      --              101
Stock options exercised......................       --           --         --             59,496           1           67
Increase in fair value.......................       --           --          3,547       --            --           (3,547)
                                               ------------  ----------  ---------  -------------       -----   -----------
Balance at December 31, 1996.................   $   --        2,525,204  $  12,626     45,587,911   $     456    $ 133,298
                                               ------------  ----------  ---------  -------------       -----   -----------
                                               ------------  ----------  ---------  -------------       -----   -----------


                                               CARRYOVER OF   RETAINED
                                               PREDECESSOR    EARNINGS
                                                  BASIS      (DEFICIT)     TOTAL
                                               ------------  ----------  ----------
Balance at December 31, 1993.................   $  (15,259)  $  (24,174) $   59,667
Net income...................................       --            7,486       7,486
Preferred stock dividend.....................       --           --          (6,008)
Accretion of preferred stock.................       --           --            (687)
Expiration of put rights.....................       --           --             334
Stock options exercised......................       --           --              36
                                               ------------  ----------  ----------
Balance at December 31, 1994.................      (15,259)     (16,688)     60,828
Net income...................................       --           10,300      10,300
Preferred stock dividend.....................       --           --          (6,962)
Accretion of preferred stock.................       --           --            (703)
Expiration of put rights.....................       --           --             671
Stock options exercised......................       --           --             166
                                               ------------  ----------  ----------
Balance at December 31, 1995.................      (15,259)      (6,388)     64,300
Net income...................................       --           36,325      36,325
Issuance of common stock.....................       --           --          59,300
Preferred stock dividend.....................       --           (2,342)     (4,248)
Accretion of preferred stock.................       --           --          (2,024)
Preferred stock redemption...................       --           --          (4,185)
Expiration of put rights.....................       --           --             101
Stock options exercised......................       --           --              68
Increase in fair value.......................       --           --          (3,547)
                                               ------------  ----------  ----------
Balance at December 31, 1996.................   $  (15,259)  $   27,595  $  146,090
                                               ------------  ----------  ----------
                                               ------------  ----------  ----------

    The authorized capital stock of the Company consists of (i) 150,000,000 shares of common stock divided into two classes consisting of Class A Common Stock, par value $.01 per share (the "Class A Stock"), and Class B Common Stock, par value $.01 per share ("Class B Stock"), and (ii) 5,000,000 shares of preferred stock, par value $.01 per share of which 3,100,000 shares have been designated Series A Cumulative Redeemable Exchangeable Preferred Stock due 2004 (the "Series A Preferred Stock") and Series B Cumulative Redeemable Exchangeable Preferred Stock due 2004 (the "Series B Preferred Stock" collectively the "Redeemable Preferred Stock"). The aggregate number of Redeemable Preferred Stock that may be issued and outstanding at any one time is 3,100,000 shares. As of December 31, 1996 there were 46,914,115 shares of Class A Stock outstanding, 1,199,000 shares of Class B Stock outstanding and no shares of Series B Preferred Stock or Series A Preferred Stock outstanding.

COMMON STOCK AND OPTIONS

    The members of Essex management who are stockholders of the Company ("Management Stockholders") are subject to agreements that impose certain restrictions and grant rights on their ownership and transfer of the Company's stock. Management Stockholders are generally prohibited from transferring shares of common stock of the Company owned by them before an initial public offering ("IPO") by the Company (or any successor thereto). Such shares are subject to the right of first refusal by the Company or BHLP. Any Management Stockholder who terminates employment with Essex for reasons other than retirement, disability or death has a limited right, for one year from the date of termination, to require the Company to repurchase all the stockholder's shares of common stock of the Company at the lesser of the purchase price paid by such stockholder or fair market value, as defined. Any Management Stockholder

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 8 STOCKHOLDERS' EQUITY (CONTINUED)
who retires from Essex, dies or becomes disabled has a limited right, for one year from the date of termination, to require the Company to repurchase all the stockholder's shares of common stock of the Company at fair market value, as defined. The Company has a right to repurchase such shares at fair market value, as defined, for one year following employment for any reason. Such rights of both the Company and the stockholder expire upon an IPO. Management Stockholders also have certain "piggyback" registration rights in the event that the Company registers shares of its common stock for sale under the Securities Act of 1933.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. Under APB 25, because the exercise prices of the Company's stock options are based upon fair value of the stock at the date of each grant, no compensation expense has been recorded in connection with the issuance of stock options. A public market does not exist for the Company's common stock, therefore, the fair value, as approved by the Board of Directors of the Company, was based upon factors such as sales prices in the most recent transactions and appropriate earnings multiples.

    Grants of options to purchase common stock of the Company have been made to management and employees of Essex pursuant to, and are subject to the provisions of, an Amended and Restated Stock Option Plan and individual stock option agreements. The Amended and Restated Stock Option Plan provides for the issuance of up to 9,596,288 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over periods of one to three years of continued employment. The number of shares for which all options are exercisable and the exercise price therefore may be reduced by the Board of Directors of the Company in accordance with a specified formula.

    Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options issued in 1995 and 1996 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a "minimum value" method acceptable for nonpublic companies. The effect of applying FAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its effect will not be fully reflected until 1997.

    Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 8 STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the Company's stock option activity, and related information follows:

                                              1994                           1995                          1996
                                  -----------------------------  -----------------------------  ---------------------------
                                                                                                               WEIGHTED-
                                              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                   AVERAGE
                                   OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                  ----------  -----------------  ----------  -----------------  ----------  ---------------
Outstanding--beginning of
  year..........................   3,996,600      $    1.03       4,307,600      $    1.17       4,928,350     $    1.47
Granted.........................     331,500           2.86         865,000           2.86         925,000          3.26
Exercised.......................     (20,500)          1.05        (226,750)          1.02         (92,400)         1.02
Forfeited.......................      --             --             (17,500)          2.86         (19,000)         2.86
                                  ----------                     ----------                     ----------
Outstanding--end of year........   4,307,600           1.17       4,928,350           1.47       5,741,950          1.76
                                  ----------                     ----------                     ----------
                                  ----------                     ----------                     ----------
Exercisable at end of year......   3,976,100      $    1.03       3,749,350      $    1.03       3,656,950     $    1.03

    As of December 31, 1996 there were 3,236,000 options at $1.00 per share exercise price, 420,950 options at $1.25 exercise price, 1,910,000 options at $2.86 per share exercise price and 175,000 options at $5.00 per share exercise price outstanding to purchase shares of the Company's common stock. The weighted-average remaining contractual life of those options is 6.7 years. In January 1997 the Company issued options to purchase 1,460,000 shares of the Company's common stock at a $5.00 exercise price. Such options were granted in connection with the 1996 private offering to certain management employees and with regard to the Company's 1996 performance.

PREFERRED STOCK AND WARRANTS

    On July 3, 1996, the Company called for redemption all of its outstanding Redeemable Preferred Stock. The Redeemable Preferred Stock was redeemed at the close of business on July 15, 1996, at a redemption price of $26.875 per share, plus accrued and unpaid dividends through the redemption date of $0.166 per share, for a total redemption price of $27.041 per share or $59,277 in the aggregate including redemption expenses.

    The redemption of the outstanding Redeemable Preferred Stock was financed by the Company through a private offering of 11,860,000 shares of its common stock to certain of its current common stockholders and their affiliates. In December 1996, the private offering was extended to certain management employees of Essex who, collectively, purchased 875,417 shares of common stock. These offerings were not registered under the Securities Act of 1933, and such common stock may not be offered or sold in the United States absent such registration or an applicable exemption from registration.

    In connection with the Acquisition and Merger in 1992 and related issuance of the Series A Preferred Stock, 5,666,738 warrants to purchase the Company's common stock (the "Warrants") were issued. The Series A Preferred Stock and Warrants were recorded at their estimated fair values of which $4,250 was assigned to the Warrants. The excess of the liquidation preference value over the carrying value of the Series A Preferred Stock of $4,250, was being accreted by periodic charges to paid in capital. Such liquidation preference became fully accreted upon the redemption of the redeemable preferred stock.

    The Warrants, of which there were 5,666,738 outstanding at December 31, 1996, are presently exercisable and represent the right to purchase an aggregate of approximately 10% of the fully diluted

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 8 STOCKHOLDERS' EQUITY (CONTINUED)
common stock of the Company (based on the common equity, warrants and options outstanding as of December 31, 1996). The Warrants are exercisable at $2.86 per share and expire on October 9, 2004.

NOTE 9 RELATED PARTY TRANSACTIONS

    Advisory services fees of $1,000 were paid to an affiliate of BHLP for 1994, 1995 and 1996, respectively. It is expected that financial advisory fees to an affiliate of BHLP will continue to be paid for such services in the future.

NOTE 10 DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

    Essex, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. Essex does not hold or issue financial instruments for investment or trading purposes. Essex is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but Essex does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains within the underlying contracts.

FOREIGN EXCHANGE RISK MANAGEMENT

    Essex engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect Essex' related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, Essex enters into foreign currency forward exchange contracts. At December 31, 1995 Essex had Deutschemark forward exchange sales contracts of $1,145 and purchase contracts of $886. At December 31, 1996, Essex had no Deutschemark forward exchange sales contracts but did have $138 of purchase contracts. The fair value of such contracts approximated the contract amount. Foreign currency gains or losses resulting from Essex' operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

COMMODITY PRICE RISK MANAGEMENT

    Copper, Essex' principal raw material, experiences marked fluctuations in market prices, thereby subjecting Essex to copper price risk with respect to copper purchases and to firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by Essex to reduce those risks.

    Purchase or "long" contracts are utilized by Essex to hedge firm and anticipated sales contracts while sales or "short" contracts are employed with respect to "carryover" copper purchases. Copper carryover purchases represent that portion of Essex' current month's copper purchase commitments priced at the current month's average New York Commodity Exchange, Inc. ("COMEX") price, but not delivered until the following month. Short contracts are utilized to mitigate risk that copper prices, at the time of copper receipt, are likely to be below the average COMEX price of the incoming copper carryover.

    Purchase contracts at December 31, 1995 and 1996 totalled 14.7 and 42.5 million copper pounds, respectively, with contract amounts of $17,100 and $42,000 and estimated fair values of $16,900 and

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 10 DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION (CONTINUED) $41,300, respectively. There are no sales contracts at December 31, 1996. Sales contracts at December 31, 1995 totalled 13.5 million copper pounds, with a contract amount of $16,600 and a fair value of $16,300. Deferred and unrealized gains or losses on these futures contracts ($100 gain and $700 loss at December 31, 1995 and 1996, respectively) are included within other assets and will be recognized in earnings in the period in which the hedged copper is sold to customers and the underlying contracts are liquidated, when a sale is no longer expected to occur or when the carryover copper is received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments, exclusive of certain forward contracts and futures contracts as discussed above, generally consist of cash and cash equivalents and long-term debt. The carrying amounts of the Company's cash and cash equivalents approximated fair value at December 31, 1995 and 1996 while the carrying amount of the Essex Senior Notes exceeded fair value by approximately $4,000 at December 31, 1995 and was less than fair value by approximately $8,000 at December 31, 1996. Fair values with respect to the Company's foreign currency forward exchange contracts and copper futures contracts are determined based on quoted market prices.

NOTE 11 CONTINGENT LIABILITIES AND COMMITMENTS

    There are various claims and pending legal proceedings against Essex including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 Acquisition, UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to Holding's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year period commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect its consolidated financial position, cash flow or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. During 1996, the number of cases filed against Essex increased to 95 involving approximately 400 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 11 CONTINGENT LIABILITIES AND COMMITMENTS (CONTINUED) condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    At December 31, 1996, Essex had purchase commitments of 747.6 million pounds of copper. This is not expected to be either a quantity in excess of needs or at prices in excess of amounts that can be recovered upon sale of the related copper products. The commitments are to be priced based on the COMEX price in the contractual month of shipment except for 26.6 million pounds of copper that have been priced at fixed amounts through forward purchase contracts covered by customer sales agreements at copper prices at least equal to Essex' copper commitment.

    At December 31, 1996, Essex had committed $5,547 to outside vendors for certain capital projects.

    Essex occupies space and uses certain equipment under lease arrangements. Rent expense was $6,912, $7,478 and $8,941 under such arrangements for 1994, 1995 and 1996, respectively. Rental commitments at December 31, 1996 under long-term noncancellable operating leases were as follows:

                                                            REAL ESTATE   EQUIPMENT     TOTAL
                                                            -----------  -----------  ---------
1997......................................................   $   3,096    $   2,730   $   5,826
1998......................................................       2,962        2,514       5,476
1999......................................................       3,003        1,866       4,869
2000......................................................       2,704          996       3,700
2001......................................................       2,562          681       3,243
After 2001................................................      10,696          683      11,379
                                                            -----------  -----------  ---------
                                                             $  25,023    $   9,470   $  34,493
                                                            -----------  -----------  ---------
                                                            -----------  -----------  ---------

                            BCP/ESSEX HOLDINGS INC.

                            IN THOUSANDS OF DOLLARS

NOTE 12 QUARTERLY FINANCIAL DATA (UNAUDITED)

1995                                                                1ST QTR     2ND QTR     3RD QTR     4TH QTR
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales........................................................  $  289,649  $  288,534  $  308,288  $  315,179
Gross margin.....................................................      42,426      37,598      44,765      46,350
Income before extraordinary charge...............................       3,071       1,015       6,086       3,099
Net income (loss)(a).............................................       3,071      (1,956)      6,086       3,099
Net income applicable to common stock............................       1,251      (3,838)      4,139       1,083
Income (loss) per common and common equivalent share: Income
  (loss) before extraordinary charge.............................  $      .03  $     (.02) $      .11  $      .03
Extraordinary charge.............................................      --            (.08)     --          --
                                                                   ----------  ----------  ----------  ----------
Net income (loss)................................................  $      .03  $     (.10) $      .11  $      .03
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

1996                                                                1ST QTR     2ND QTR     3RD QTR     4TH QTR
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales........................................................  $  308,410  $  337,533  $  328,777  $  357,329
Gross margin.....................................................      49,759      52,891      58,964      67,975
Income before extraordinary charge...............................       6,390       7,596      11,582      11,940
Net income (b)...................................................       6,390       7,596      11,582      10,757
Net income applicable to common stock............................       4,304       5,438       5,369      10,757
Income per common and common equivalent share: Income before
  extraordinary charge...........................................  $      .11  $      .14  $      .10  $      .25
Extraordinary charge.............................................      --          --          --            (.03)
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $      .11  $      .14  $      .10  $      .22
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

------------------------

(a) In the second quarter 1995, Essex recognized an extraordinary charge of $2,971 ($.08 per share), net of applicable income tax benefit of $1,980, representing the write-off of unamortized deferred debt expense in connection with the termination of its former credit agreement.

(b) In the fourth quarter 1996, Essex recognized an extraordinary charge of $1,183 ($.03 per share), net of applicable income tax benefit of $788, representing the write-off of unamortized deferred debt expense in connection with the termination of its former credit agreement.

NOTE 13 SUBSEQUENT EVENT

    On February 19, 1997 the Company filed a Registration Statement with the Securities and Exchange Commission for an initial public offering ("IPO") of its common stock. The proceeds to the Company from the IPO will be used to repay, in full, the remaining amounts outstanding under the Essex Term Loan and repay a portion of borrowings outstanding under the Essex Revolving Credit Agreement.

                                                                      SCHEDULE I

                            BCP/ESSEX HOLDINGS INC.

                  PARENT COMPANY ONLY CONDENSED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
                                                                                               IN THOUSANDS OF
                                                                                                   DOLLARS
                                                      ASSETS
Cash and cash equivalents.................................................................  $       38  $    1,530
Refundable income taxes...................................................................       3,062       1,211
Due from Essex Group, Inc.................................................................         384       5,153
Investment in Essex Group, Inc............................................................     114,678     151,066
                                                                                            ----------  ----------
                                                                                            $  118,162  $  158,960
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities.......................................................................  $      239  $      244
Preferred stock...........................................................................      48,820      --
Common stock subject to put...............................................................       4,803      12,626
Other stockholders' equity (deficit):
  Common stock............................................................................         336         456
  Additional paid in capital..............................................................      85,611     133,298
  Carryover of Predecessor basis..........................................................     (15,259)    (15,259)
  Retained earnings (deficit).............................................................      (6,388)     27,595
                                                                                            ----------  ----------
                                                                                                64,300     146,090
                                                                                            ----------  ----------
                                                                                            $  118,162  $  158,960
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                   See Note to Condensed Financial Statements

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                            BCP/ESSEX HOLDINGS INC.

               PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                 1994         1995        1996
                                                                              ----------  ------------  ---------
                                                                                    IN THOUSANDS OF DOLLARS
                                                                              -----------------------------------
Costs and Expenses:
  Interest expense..........................................................  $   36,165   $   14,476   $  --
  Other expense, net........................................................        (280)          47          63
                                                                              ----------  ------------  ---------
Loss before income taxes, equity in earnings of subsidiary, and
  extraordinary charge......................................................     (35,885)     (14,523)        (63)
Income tax benefit..........................................................     (13,200)      (5,300)     --
                                                                              ----------  ------------  ---------
Loss before equity in earnings of subsidiary and extraordinary charge.......     (22,685)      (9,223)        (63)
Equity in earnings of Essex Group, Inc. before extraordinary charge.........      30,171       22,494      37,571
                                                                              ----------  ------------  ---------
Income before extraordinary charge..........................................       7,486       13,271      37,508
Equity in Essex Group, Inc. extraordinary charge-net of income tax
  benefit...................................................................      --            2,971       1,183
                                                                              ----------  ------------  ---------
Net income..................................................................  $    7,486   $   10,300   $  36,325
                                                                              ----------  ------------  ---------
                                                                              ----------  ------------  ---------

                   See Note to Condensed Financial Statements

                                                                   SCHEDULE I
                                                                   (CONTINUED)

                            BCP/ESSEX HOLDINGS INC.

             PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                               1994         1995         1996
                                                                            ----------  ------------  -----------
                                                                                   IN THOUSANDS OF DOLLARS
OPERATING ACTIVITIES
  Net income..............................................................  $    7,486   $   10,300   $    36,325
  Adjustments to reconcile net income to cash provided by operating activities:
    Equity in earnings of Essex Group, Inc................................     (30,171)     (19,523)      (36,388)
    Non cash interest expense.............................................      36,183       14,476       --
    Provision for deferred income taxes...................................         575        1,511       --
    Loss on repurchase of debt............................................         187       --           --
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable and accrued liabilities.......       2,262       (3,708)           73
    (Increase) decrease in amount due from Essex Group, Inc...............     (14,616)      32,595        (4,769)
    (Increase) decrease in other assets...................................       2,704       (1,555)        1,851
                                                                            ----------  ------------  -----------
      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES................       4,610       34,096        (2,908)
                                                                            ----------  ------------  -----------
FINANCING ACTIVITIES
  Preferred stock redemption..............................................      --           --           (59,277)
  Common stock issuance...................................................      --           --            63,677
  Dividend received from Essex Group, Inc.................................      --          238,748       --
  Proceeds from exercised stock options...................................          21       --           --
  Repurchase of senior discount debentures................................      (4,745)    (272,850)      --
                                                                            ----------  ------------  -----------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES................      (4,724)     (34,102)        4,400
                                                                            ----------  ------------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................        (114)          (6)        1,492
  Cash and cash equivalents at beginning of year..........................         158           44            38
                                                                            ----------  ------------  -----------
  Cash and cash equivalents at end of year................................  $       44   $       38   $     1,530
                                                                            ----------  ------------  -----------
                                                                            ----------  ------------  -----------

                   See Note to Condensed Financial Statements

                                                                   SCHEDULE I
                                                                   (CONTINUED)

                            BCP/ESSEX HOLDINGS INC.

               PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

    Detailed notes to consolidated financial statements of BCP/Essex Holdings Inc. ("Holdings") are included beginning on page F-5.

    Holdings is beneficially owned by Bessemer Holdings, L.P., members of management and other current and former employees of Essex Group, Inc. ("Essex") and certain other investors. Holdings is the holding company for Essex. The principal asset of Holdings is all of the outstanding common stock of Essex. The investment in Essex is accounted for using the equity method for this presentation. All of such stock is pledged to the lenders of Essex under bank financing agreements. Generally, Holdings has no source of income other than the earnings, if any, of Essex.

    Holdings and Essex file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Essex' aggregate income tax liability is calculated as if it were to file a separate return with its subsidiaries.

                                                                     SCHEDULE II

                            BCP/ESSEX HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    1994         1995         1996
                                                                                  ---------  -------------  ---------
                                                                                        IN THOUSANDS OF DOLLARS
Allowance for doubtful accounts:
Balance at beginning of year....................................................  $   2,811    $   3,537    $   3,930
Provision.......................................................................      1,332          676        1,782
Write-offs......................................................................       (900)        (476)        (738)
Recoveries......................................................................        294          193          265
                                                                                  ---------       ------    ---------
Balance at end of year..........................................................  $   3,537    $   3,930    $   5,239
                                                                                  ---------       ------    ---------
                                                                                  ---------       ------    ---------

                                 EXHIBIT INDEX

                                                                                                 LOCATION OF EXHIBIT
 EXHIBIT                                                                                            IN SEQUENTIAL
 NUMBER                                  DESCRIPTION OF DOCUMENT                                  NUMBERING SYSTEM
---------  -----------------------------------------------------------------------------------  ---------------------

   2.01--  Agreement and Plan of Merger, dated as of July 24, 1992, between B E Acquisition
           Corporation and the Registrant (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on August 10, 1992
           (Commission File No. 1-10211).

   2.02--  Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between
           B E Acquisition Corporation and the Registrant, incorporated by reference to
           Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).

   3.01--  Conformed Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 13, 1996 (Commission File No. 1-10211).

   3.02--  By-Laws of the Registrant, as amended, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October
           26, 1992 (Commission File No. 1-10211).

   4.01--  Stock and Warrant Subscription Agreement dated as of October 9, 1992, among B E
           Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette,
           Securities Corporation, certain affiliates of Goldman, Sachs & Co. and Chemical
           Equity Associates, A California Limited Partnership, incorporated by reference to
           Exhibit 4.3 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).

   4.02--  Warrant Agreement dated as of October 9, 1992, between B E Acquisition Corporation, certain affiliates of Donaldson, Lufkin & Jenrette, Securities Corporation and
           certain affiliates of Goldman, Sachs & Co., incorporated by reference to Exhibit
           4.5 to the Registrant's Current Report on Form 8-K, filed with the Commission on
           October 26, 1992 (Commission File No. 1-10211).

   4.03--  Indenture dated as of May 7, 1993, among Essex Group, Inc. and NBD Bank, National
           Association, as trustee under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Essex Group, Inc. Registration
           Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No.
           33-59488).

   4.04--  Amendment No. 2 dated as of June 5, 1995 to the Stock and Warrant Subscription
           Agreement dated as of October 9, 1992 among the Registrant, certain affiliates of
           Donaldson, Lufkin & Jenrette, Securities Corporation, certain affiliates of
           Goldman, Sachs & Co., and Chemical Equity Associates, a California Limited
           Partnership.

                                                                                                 LOCATION OF EXHIBIT
 EXHIBIT                                                                                            IN SEQUENTIAL
 NUMBER                                  DESCRIPTION OF DOCUMENT                                  NUMBERING SYSTEM
---------  -----------------------------------------------------------------------------------  ---------------------
   4.05--  Credit Agreement dated as of October 31, 1996, between the Registrant, Essex Group,
           Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
           Report on Form 10-Q, filed with the Commission on November 13, 1996 (Commission
           File No. 1-10211).

   4.06--  Senior Unsecured Note Agreement dated as of April 12, 1995, between the Registrant, as guarantor, Essex Group, Inc., the lenders named therein and The Chase Manhattan
           Bank, as administrative agent, incorporated by reference to Exhibit 10.2 to the
           Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12,
           1995.

   4.07--  Agreement and Lease dated as of April 12, 1995, between Mellon Financial Services
           Corporation #3 and Essex Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May
           12, 1995.

   9.01--  Investors Shareholders Agreement dated as of October 9, 1992, among B E Acquisition
           Corporation, Bessemer Capital Partners, L.P., certain affiliates of Donaldson,
           Lufkin & Jenrette, Inc., certain affiliates of Goldman, Sachs & Co., and Chemical
           Equity Associates, A California Limited Partnership, incorporated by reference to
           Exhibit 28.1 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).

   9.02--  Management Stockholders and Registration Rights Agreement dated as of October 9,
           1992, between B E Acquisition Corporation, Bessemer Capital Partners, L.P. and
           certain employees of the Registrant's subsidiaries, incorporated by reference to
           Exhibit 28.3 to the Registrant's Current Report on Form 8-K, filed with the
           Commission on October 26, 1992 (Commission File No. 1-10211).

   9.03--  Form of Irrevocable Proxy dated as of October 9, 1992, granted to Bessemer Capital
           Partners, L.P. by certain employees of the Registrant's subsidiaries, incorporated by reference to Exhibit 28.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211).

   9.04--  Amendment No. 1 dated as of July 3, 1996 to the Management Stockholders Agreement.

   9.05--  Amendment No. 2 dated as of December 11, 1996 to the Management Stockholders
           Agreement.

   9.06--  Form of Irrevocable Proxy dated December 1996, granted to Bessemer Holdings, L.P.
           by certain employees of the Registrants' subsidiaries.

  10.01--  Engagement Letter dated July 22, 1992 between Bessemer Capital Partners, L.P., and
           Donaldson, Lufkin & Jenrette, Securities Corporation, incorporated by reference to
           Exhibit 10.10 to the Essex Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-7418).

                                                                                                 LOCATION OF EXHIBIT
 EXHIBIT                                                                                            IN SEQUENTIAL
 NUMBER                                  DESCRIPTION OF DOCUMENT                                  NUMBERING SYSTEM
---------  -----------------------------------------------------------------------------------  ---------------------
  10.02--  Amendment dated October 9, 1992 between Bessemer Capital Partners, L.P., Donaldson,
           Lufkin & Jenrette, Securities Corporation, and Goldman, Sachs and Co., to
           Engagement Letter dated July 22, 1992 among Bessemer Capital Partners, L.P. and
           Donaldson, Lufkin & Jenrette Securities Corporation, incorporated by reference to
           Exhibit 10.11 to the Essex Group Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1- 74181).

  10.03--  Advisory Services Agreement dated as of December 15, 1992, between Bessemer Capital
           Partners, L.P., the Registrant and Essex Group, Inc. incorporated by reference to
           Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-10211)

  11.01--  Calculation of Net Income Per Common Share.

  12.01--  Computation of Ratio of Earnings to Fixed Charges.

  21.01--  Subsidiaries of the Registrant.

  27.01--  Financial Data Schedule.

  99.01--  Registration Rights Agreement ("Registration Rights Agreement") dated as of October
           9, 1992, between B E Acquisition Corporation, certain affiliates of Donaldson,
           Lufkin & Jenrette Securities Corporation, certain affiliates of Goldman, Sachs &
           Co., and Chemical Equity Associates, A California Limited Partnership, incorporated by reference to Exhibit 28.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211).

  99.02--  Amendment No. 1 dated as of June 5, 1995 to the Registration Rights Agreement.

  99.03--  Amended and Restated Stock Option Plan ("Stock Option Plan") of the Registrant,
           incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form
           8-K, filed with the Commission on October 26, 1992 (Commission File No. 1- 10211).

  99.04--  Amendment No. 1 to the Stock Option Plan.