Form 10-Q
period 1997-03-31
ESSEX INTERNATIONAL INC /
filed 1997-05-12
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1997
                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from             to
                                    -----------    -----------

                         Commission File Number  1-10211
                                                  ------

                             ESSEX INTERNATIONAL INC.
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

                             BCP/ESSEX HOLDINGS INC.
           ------------------------------------------------------------
             (Former name, former address and former fiscal year, if
               changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X ] Yes    [  ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
     Common Stock                                  As of May 1, 1997
    --------------                             ----------------------------
    $.01 Par Value                                     29,027,762


                             ESSEX INTERNATIONAL INC.

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997





                                                                      Page No.

    Part I.   Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Income . . . . . . . . . . . . .    5

              Consolidated Statements of Cash Flows . . . . . . . . . . .    6

              Notes to Consolidated Financial Statements  . . . . . . . .    8

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations . . . . . . .   13

    Part II.  Other Information

    Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   19


    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             ESSEX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,    March 31,
                                                                   1996           1997
    In Thousands of Dollars                                                   (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  4,429     $    258
       Accounts receivable (net of allowance of
        $5,239 and $5,434)  . . . . . . . . . . . . . . . . .      189,717      217,529
       Inventories  . . . . . . . . . . . . . . . . . . . . .      217,643      242,954
       Other current assets . . . . . . . . . . . . . . . . .       12,147        8,544
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      423,936      469,285



       Property, plant and equipment (net of accumulated
        depreciation of $112,108 and $117,731)  . . . . . . .      280,489      278,996

       Excess of cost over net assets acquired (net of
        accumulated amortization of $17,388 and $18,437)  . .      126,619      126,099
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,501 and $4,934) . . .        7,417        6,954
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,294        5,604
                                                                  --------     --------

                                                                  $842,755     $886,938
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements
















                                      ESSEX INTERNATIONAL INC.

                              CONSOLIDATED BALANCE SHEETS - Continued




                                                               December 31,    March 31,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                           (Unaudited)
    --------------------------------------------------------------------------------------
               LIABILITIES AND STOCKHOLDERS' EQUITY


    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 30,913     $  7,130
       Current portion of long-term debt  . . . . . . . . . .       11,576       11,576
       Accounts payable . . . . . . . . . . . . . . . . . . .       71,243       61,043
       Accrued liabilities  . . . . . . . . . . . . . . . . .       63,346       77,364
       Deferred income taxes  . . . . . . . . . . . . . . . .       15,151       14,257
                                                                  --------     --------
              Total current liabilities . . . . . . . . . . .      192,229      171,370


       Long-term debt . . . . . . . . . . . . . . . . . . . .      421,340      468,546
       Deferred income taxes  . . . . . . . . . . . . . . . .       58,043       54,895
       Other long-term liabilities  . . . . . . . . . . . . .       12,427       13,701

       Common stock subject to put:
         1,262,602 and 1,198,601.5 shares issued
         and outstanding at December 31, 1996
         and March 31, 1997, respectively . . . . . . . . . .       12,626       11,986


    Other stockholders' equity:
       Common stock, par value $.01 per share; authorized
        150,000,000 shares:
          Class A: 22,194,455.5 and 22,445,868 shares issued
           and outstanding at December 31, 1996 and March 31,
           1997, respectively . . . . . . . . . . . . . . . .          222          224
          Class B: 599,500 shares issued and outstanding at
           December 31, 1996 and March 31, 1997 . . . . . . .            6            6
       Additional paid in capital . . . . . . . . . . . . . .      139,145      140,250
       Carryover of Predecessor basis . . . . . . . . . . . .      (15,259)     (15,259)
       Retained earnings  . . . . . . . . . . . . . . . . . .       21,976       41,219
                                                                  --------     --------


              Total other stockholders' equity  . . . . . . .      146,090      166,440
                                                                  --------     --------

                                                                  $842,755     $886,938
                                                                  ========     ========


                           See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Month Period
                                                         Ended March 31,
                                                   ---------------------------
    In Thousands of Dollars, Except Per Share Data        1996         1997
    -------------------------------------------------------------------------
      Net sales . . . . . . . . . . . . . . . . .      $ 308,410     $410,778
      Cost of goods sold  . . . . . . . . . . . .        258,651      330,907

      Selling and administrative expenses . . . .         28,148       36,961
      Other expense (income), net . . . . . . . .             54          (60)
                                                        --------     --------

      Income from operations  . . . . . . . . . .         21,557       42,970
      Interest expense  . . . . . . . . . . . . .         10,167       11,127
                                                        --------     --------

      Income before income taxes  . . . . . . . .         11,390       31,843
      Provision for income taxes  . . . . . . . .          5,000       12,600
                                                        --------     --------

      Net income  . . . . . . . . . . . . . . . .        $ 6,390     $ 19,243
                                                        ========     ========


    Net income  . . . . . . . . . . . . . . . . .       $  6,390     $ 19,243
    Preferred stock dividend requirement  . . . .         (1,907)           -
    Preferred stock accretion . . . . . . . . . .           (179)           -
                                                        --------     --------
    Net income applicable to common stock . . . .       $  4,304     $ 19,243
                                                        ========     ========


    Pro forma net income per share  . . . . . . .          $ .23        $ .69
                                                           =====        =====


                  See Notes to Consolidated Financial Statements

                             BCP/ESSEX HOLDINGS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $  6,390      $ 19,243
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .       8,431         8,313
      Non cash interest expense . . . . . . . . . . . . .         751           381
      Non cash pension expense  . . . . . . . . . . . . .         613           902
      Provision for losses on accounts receivable . . . .         330           235
      Benefit for deferred income taxes . . . . . . . . .      (1,032)       (4,042)
      Loss on disposal of property, plant
        and equipment   . . . . . . . . . . . . . . . . .         145           172
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (11,599)      (28,047)
       Increase in inventories  . . . . . . . . . . . . .     (15,961)      (25,312)
       Increase (decrease) in accounts payable and
         accrued liabilities  . . . . . . . . . . . . . .      (1,364)       (4,702)
       Net (increase) decrease in other assets
         and liabilities  . . . . . . . . . . . . . . . .      (2,873)        1,862
                                                             --------      --------
       NET CASH USED FOR
         OPERATING ACTIVITIES . . . . . . . . . . . . . .     (16,169)      (21,591)
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (4,448)       (5,742)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .          16           252
     Acquisitions . . . . . . . . . . . . . . . . . . . .      (6,321)            -
     Other investments  . . . . . . . . . . . . . . . . .        (361)            -
                                                             --------     ---------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (11,114)       (5,500)
                                                             --------      --------

                     See Notes to Consolidated Financial Statements












                                ESSEX INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Three Month Period
                                                                Ended March 31,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      70,200       237,500
     Repayment of long-term debt  . . . . . . . . . . . .     (49,252)     (190,294)
     Proceeds from notes payable to banks . . . . . . . .     117,115       115,158
     Repayments of notes payable to banks . . . . . . . .    (113,975)     (138,941)
     Common stock repurchase  . . . . . . . . . . . . . .           -          (500)
     Stock issuance costs . . . . . . . . . . . . . . . .           -           (60)
     Proceeds from exercised stock options  . . . . . . .           -            57
                                                             --------      --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . .      24,088        22,920
                                                             --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . .      (3,195)       (4,171)

    Cash and cash equivalents at beginning of period  . .       3,195         4,429
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .    $      -      $    258
                                                             ========      ========


                     See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    NOTE 1  ORGANIZATION AND INITIAL PUBLIC OFFERING

     Essex International Inc. (the "Company") (formerly known as BCP/Essex Holdings Inc.) is the holding company of Essex Group, Inc. ("Essex"). The principal asset of the Company is all of the outstanding common stock of Essex.

     On April 17, 1997, the Company completed an Initial Public Offering (the "Offering") of 5,750,000 shares of common stock, including 2,750,000 shares sold by existing shareholders. On April 29, 1997 the underwriters to the Offering exercised their over-allotment option resulting in the sale by the selling shareholders of an additional 796,700 shares of common stock. The net proceeds to the Company, after underwriting commissions and other associated expenses, were $46,440 of which $29,497 was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. Of the 3,546,700 shares of common stock sold by the selling shareholders, 1,620,414 common shares were received upon the redemption of 2,441,063 warrants to purchase common stock of the Company. The number of warrants remaining outstanding after the Offering to purchase an equivalent number of common shares of the Company, was 392,306 with a per share exercise price of approximately $5.72.

     In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred and the Company's name was changed from BCP/Essex Holdings Inc. to Essex International Inc. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split.

    NOTE 2  BASIS OF PRESENTATION

     The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of the Company necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1996 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  INVENTORIES

     The components of inventories are as follows:


                                                December 31,      March 31,
                                                    1996            1997
                                               -------------    -------------
    Finished goods  . . . . . . . . . . . . .    $171,213          $197,287
    Raw materials and work in process . . . .      56,840            65,223
                                                 --------          --------
                                                  228,053           262,510
    LIFO reserve  . . . . . . . . . . . . . .     (10,410)          (19,556)
                                                 --------          --------
                                                 $217,643          $242,954
                                                 ========          ========

     The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $233,619 at December 31, 1996 and March 31, 1997, respectively.

     An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 4  LONG-TERM DEBT

     Long-term debt consists of the following:


                                               December 31,       March 31,
                                                   1996             1997
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . .      $200,000          $200,000
    Revolving loan  . . . . . . . . . . . .       179,900           230,000
    Term loan . . . . . . . . . . . . . . .        31,766            29,497
    Lease obligation  . . . . . . . . . . .        21,250            20,625
                                                 --------          --------
                                                  432,916           480,122
       Less current portion . . . . . . . .        11,576            11,576
                                                 --------          --------

                                                 $421,340          $468,546
                                                  =======          ========

     In connection with the Offering, the Company's revolving credit facility was amended and restated. It continues to provide up to $370,000 in revolving loans and maintains existing terms and conditions except that revolving loans will bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The prime based and LIBOR rates can be reduced by .375% to .50% and .375% to 1.125%, respectively, if certain specified financial conditions are achieved. In addition, the average commitment fees during the revolving loan period have been reduced to 0.125% to 0.375% of the average unused portion of the available credit based upon certain financial ratios.

     Through  March 31,  1997,  the Company  fully  complied with  all  of the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

    NOTE 5  CONTINGENT LIABILITIES

     There are various claims and pending legal proceedings against Essex including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 acquisition of Essex by the Company from United Technologies Corporation ("UTC"), UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year period commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect its consolidated financial position, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

     Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At March 31, 1997, the number of cases filed against Essex was 95 involving approximately 400 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    NOTE 6  NET INCOME PER SHARE

     Pro forma per share data is computed based upon the weighted average number of common and common equivalent shares, including common stock subject to put, outstanding for all periods presented. Common equivalent shares include outstanding stock options and warrants. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period immediately preceding filing of the Offering have been included in the calculation of pro forma income per common and common equivalent share as if they were outstanding for all periods, using the treasury stock method and an initial public offering price of $17.00 per share. Additionally, because the proceeds of the common stock issued in July 1996 were used to redeem all outstanding preferred stock, the preferred stock dividend requirement

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    and accretion of preferred stock that appear on the income statement as reductions to net income have been excluded from this calculation.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in pro forma primary (basic) earnings per share for the three-month periods ended March 31, 1996 and 1997 of $.04 and $.11, respectively. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Introduction

     Essex International Inc. (the "Company") (formerly known as BCP/Essex Holdings Inc.) is the holding company of Essex Group, Inc. ("Essex"). The principal asset of the Company is all of the outstanding common stock of Essex.

     In October 1992, the Company was acquired (the "Acquisition") by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital Partners, L.P.), affiliates of Goldman, Sachs & Co. (collectively "Goldman Sachs"), affiliates of Donaldson, Lufkin & Jenrette Securities Corporation (collectively "DLJ"), Chase Equity Associates ("CEA"), and certain present and former employees of Essex.

     On April 17, 1997, the Company completed an Initial Public Offering (the "Offering") of 5,750,000 shares of common stock, including 2,750,000 shares sold by existing shareholders. On April 29, 1997 the underwriters to the Offering exercised their over-allotment option resulting in the sale by the selling shareholders of an additional 796,700 shares of common stock. The net proceeds to the Company, after underwriting commissions and other associated expenses, were $46.4 million of which $29.5 million was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. Of the 3,546,700 shares of common stock sold by the selling shareholders, 1,620,414 common shares were received upon the redemption of 2,441,063 warrants to purchase common stock of the Company. The number of warrants remaining outstanding after the Offering to purchase an equivalent number of common shares of the Company, were 392,306 with a per share exercise price of approximately $5.72.

     In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred and the Company's name was changed from BCP/Essex Holdings Inc. to Essex International Inc. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split.

     Essex, founded in 1930, is a leading developer, manufacturer and marketer of electrical wire and cable products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for commercial and residential applications; copper voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks and industrial wire for applications in appliances, construction and recreational vehicles.

    Results of Operations

    Product Lines

     The following table sets forth for the three month periods ended March 31, 1996 and 1997, respectively, the dollar amounts of sales for each of the Company's major product lines:


                                                         Sales
                                              ---------------------------

                                                  1996           1997
                                              -------------  ------------
                                                     (In millions)
    Building wire . . . . . . . . . . . . . .    $ 92.2          $182.4
    Magnet wire . . . . . . . . . . . . . . .      99.1           107.3
    Communication wire  . . . . . . . . . . .      44.2            38.6
    Automotive wire . . . . . . . . . . . . .      23.7            21.8
    Industrial wire . . . . . . . . . . . . .      15.1            30.0
    Other (a) . . . . . . . . . . . . . . . .      34.1            30.7
                                               --------        --------
    Total . . . . . . . . . . . . . . . . . .    $308.4          $410.8
                                               ========        ========

    ------------

    (a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

    Three Month Period Ended March 31, 1997

     Net sales for the first quarter 1997 were $410.8 million or 33.2% higher than the comparable period in 1996, resulting primarily from improved sales volumes, partially attributable to the October 1996 acquisition of Triangle Wire and Cable, Inc. ("Triangle"), and improved product pricing, partially offset by lower copper prices, the Company's principal raw material. During the first quarter 1997, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was $1.11 versus $1.18 for the comparable period in 1996, a 5.9% decline. Copper costs are generally passed on to customers through product pricing. First quarter 1997 sales volumes were at record levels and exceeded the first quarter 1996 by 35.4%. The Company's operating margin improved significantly during the first quarter 1997 to 10.4% from the first quarter 1996 operating margin of 7.0%. This improvement was due primarily to a marked improvement in building wire product pricing.

     Building wire sales for the first quarter 1997 increased as compared to the first quarter 1996 due primarily to an increase in sales volumes, product pricing (without regard to copper costs) and incremental sales attributable to the Triangle acquisition, partially offset by a decline in copper prices. Building wire market demand exhibited continued growth during the first quarter 1997 on the strength of new non-residential construction and sustained expansion of the replacement and upgrade segment of the market; new housing starts were comparable to the first quarter 1996. Building wire operating margins during the first quarter 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand.

     Sales of magnet wire during the first quarter 1997 improved from the comparable 1996 period due to improved sales volumes partially offset by declining copper prices. Sales volume improvements were attributable to increased demand for magnet wire in the transformer and electric motor markets due, in part, to greater use of magnet wire for increased energy efficiency and growth in the domestic economy. The additional sales volume coupled with lower production costs, resulting from greater manufacturing utilization, provided improved magnet wire operating margins during the first quarter 1997 as compared to the first quarter 1996.

     Communication wire sales for the first quarter 1997 were below the comparable period in 1996 due to lower outside plant ("OSP") sales and reduced copper prices, partially offset by increased sales of premise wire products. First quarter 1997 premise wire sales were up 3.5% with volume up 16.3% as compared to the same period in 1996, reflecting continued growth in this segment of the communication wire market. Domestic OSP sales were 17.3% lower than in 1996, reflecting, in part, the completion in 1996 of supply contracts with certain regional Bell telephone cable suppliers which were not repeated in 1997, and reduced copper prices. First quarter 1997 communication wire operating margins declined from the first quarter 1996 due to the completion of the above-noted OSP supply contracts and competitive pricing pressures on high end premise wire.

     Automotive wire sales in the first quarter 1997 were below those in the comparable period in 1996 due primarily to reduced copper prices. Automotive operating margins improved due to the reduction of overhead expenses. The Company believes North American automotive and light truck production for 1997 is expected to approximate 1996 levels.

     Industrial wire sales in the first quarter 1997 were above those in the comparable period in 1996 by nearly 195% due to an increase in sales volume partially offset by the decline in copper prices. The increase in sales volume was primarily due to incremental sales attributable to the Triangle acquisition. Industrial wire operating margins for the first quarter 1997 deteriorated from the comparable period in 1996 due to the addition of certain Triangle selling and administrative costs which have yet to be fully integrated within the combined operations.

     Other sales in the first quarter 1997 decreased from the comparable period in 1996. Distribution business unit sales of third party manufactured products and magnet wire within the motor repair segment decreased primarily due to weather conditions as the unusually mild winter of 1996 necessitated fewer repairs for motors, transformers and pumps in 1997.

     Cost of goods sold for the first quarter 1997 was 27.9% higher than the same period in 1996 due primarily to higher sales volumes partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 83.9% and 80.6% in the first quarter 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as lower manufacturing costs attributable to continued capital investments and higher manufacturing volumes.

     Selling and administrative expenses for the first quarter 1997 were 31.3% above the comparable 1996 period, due primarily to increased commission, selling and warehouse expenses associated with the Triangle acquisition. Selling and administrative expenses, as a percentage of sales, were 9.0% in the first quarter of 1997, compared to 9.1% in the same period in 1996.

     Interest expense in the first quarter 1997 was 9.4% higher than the same period in 1996 due primarily to incremental borrowings under the Company's revolving credit facility to finance the Triangle acquisition, partially offset by reduced interest rates.

     Income tax expense was 39.6% of pretax income in the first quarter 1997 compared with 43.9% for the same period in 1996 due to the increase in pretax income lessening the impact of the amortization of excess cost over net assets acquired which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

     General

     The Company is a holding company with no operations and virtually no assets other than its ownership of all of the outstanding common stock of Essex. All such stock is pledged, however, to the lenders under the Restated Credit Agreement (as defined herein). Accordingly, the Company's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to the Company in amounts sufficient to service the Company's cash obligations.

     The Company expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Restated Credit Agreement (as defined herein) and the indenture under which the 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). Such payments may include (i) an amount necessary under the tax sharing agreement between Essex and the Company to enable the Company to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; (iii) amounts necessary to repurchase management stockholders' shares of the Company's common stock under certain specified conditions; and (iv) certain other amounts to meet ongoing expenses of the Company (such amounts are considered to be immaterial both individually and in the aggregate, however, because the Company has no operations, other than those conducted through Essex, or employees thereof). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Restated Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Restated Credit Agreement and the Senior Note Indenture.

     The Company's aggregate notes payable to banks and long-term debt at March 31, 1997 was $487.3 million and its stockholders' equity including common stock subject to put, was $178.4 million. The resulting ratio of debt to stockholder's equity improved to 2.7 to 1 from 2.9 to 1 at December 31, 1996. On a pro forma basis after giving effect to the Offering as if it had occurred on March 31, 1997, the Company's ratio of debt to stockholder's equity would have been 2.0 to 1. As of March 31, 1997, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

    Credit Facilities and Lines of Credit

     The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement dated as of October 31, 1996, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement") which was amended and restated effective April 23, 1997 (the "Restated Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"); (iii) a $12.0 million (Canadian dollar) credit agreement by and between a subsidiary of Essex and the Bank of Montreal (the "Canadian Credit Agreement"); and (iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $35.0 million.

     The Restated Credit Agreement provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by outstanding borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($5.4 million and $1.7 million, at March 31, 1997, respectively). The Restated Credit Agreement also provides a $25.0 million letter of credit subfacility and terminates October 31, 2001. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The prime based and LIBOR rates can be reduced by .375% to .50% and .375% to 1.125%, respectively, if certain specified financial conditions are achieved. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. The average interest rate on borrowings under the Revolving Credit Agreement during the first quarter of 1997 was 6.58%. Indebtedness under the Restated Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets. The Company's ability to borrow under the Restated Credit Agreement is restricted by the financial covenants contained therein as well as certain debt limitation covenants contained in the Senior Note Indenture. As of March 31, 1997, the Company had $82.0 million of undrawn capacity based upon the borrowing base at the time of $319.1 million, reduced by outstanding borrowings under: (i) the Revolving Credit Agreement ($230.0 million), (ii) unsecured bank lines of credit ($1.7 million) and (iii) the Canadian Credit Agreement ($5.4 million).

     The Sale and Leaseback Agreement provided $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

     As of March 31, 1997, $5.4 million (U.S. dollars) was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. The Canadian Credit Agreement bears interest at rates similar to the Restated Credit Agreement and terminates on May 30, 1997, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the lending bank.

     The Company had $1.7 million outstanding of unsecured bank lines of credit as of March 31, 1997. Such amount is denoted in notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks. At March 31, 1997, such rates of interest averaged 7.3%.

     The $29.5 million outstanding under the senior unsecured note agreement as of April 23, 1997 was repaid in full with proceeds from the Offering.

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

     Operating Activities. Net cash used for operating activities in the first quarter 1997 was $21.6 million, compared to $16.2 million in 1996. The increase in cash requirements was primarily the result of higher accounts receivable and inventory associated with the Company's growth in building wire and magnet wire sales, partially offset by higher net income.

     Investing Activities. Capital expenditures of $5.8 million in the first quarter 1997 were $1.3 million more than the comparable period in 1996. Capital expenditures in 1997 are expected to be approximately 40% above 1996 and will be used for modernization projects to enhance efficiency, to support the newly acquired Triangle facilities and equipment and to expand capacity. At March 31, 1997, approximately $10.6 million was committed to outside vendors for capital expenditures. The Restated Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

    Long-Term Liquidity Considerations

     The Senior Notes mature in 2003 and are expected to be replaced by similar financing at that time. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement.

     The Company's operations involve the use, disposal and cleanup of certain substances regulated under environmental protection laws. The Company has accrued $0.9 million for environmental remediation and restoration costs. The accrual is based upon management's estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed, if any, will not have a material adverse effect on its financial position, results of operations or cash flows.
    General Economic Conditions and Inflation

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

    Information Regarding Forward Looking Statements

     This report contains various forward-looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.

                           PART II.  OTHER INFORMATION


    Item 6.     Exhibits and Reports on Form 8-K

                (a)  Exhibits:

                     Item      Exhibit Index
                     ----      -------------
                     11.1      Calculation of pro forma net income per
                               common share.

                     27.1      Financial Data Schedule.

                (b)  Reports on Form 8-K:

                     No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX INTERNATIONAL INC.
                                            (Registrant)




    May 12, 1997                          /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief Financial Officer
                                            and Treasurer
                                          (Principal Financial Officer)

                                                                  EXHIBIT 11.1


                               ESSEX HOLDINGS INC.

               CALCULATION OF PRO FORMA NET INCOME PER COMMON SHARE





                                                    Three Month Period
                                                      Ended March 31,
                                                --------------------------
    In Thousands of Dollars,                        1996          1997
    Except Per Share Data
    ----------------------------------------------------------------------

        Net income applicable to common stock .     $  6,390      $ 19,243
                                                    ========      ========


        Weighted average common
         shares outstanding . . . . . . . . . .   24,027,980    24,076,990

        Common shares issuable with respect to
         common stock equivalents, with a
         dilutive effect based on the
         Modified Treasury Stock method . . . .    4,053,734     3,953,301
                                                   ---------     ---------

        Weighted average number of common
         and common equivalent shares (b) . . .   28,081,714    28,030,291
                                                  ==========    ==========


        Pro forma net income per common and
         common equivalent share (c)  . . . . .         $.23          $.69
                                                       =====         =====


    (a) In accordance with Securities and Exchange Commission requirements, common shares and common equivalent shares issued during the twelve-month period preceding the Offering have been included in the calculation of income per common share and per common equivalent share as if they were outstanding for all periods. Because the proceeds of the common stock issued in July 1996 were used to redeem all outstanding preferred stock, the preferred stock dividend requirement and accretion of preferred stock that appear on the income statement as reductions to net income have been excluded from this calculation.

    (b)  Pro forma per  share data is computed based upon the weighted average number of  common and  common equivalent  shares,  including common  stock subject to put, outstanding for all periods presented.  Common  equivalent shares include outstanding stock options and warrants.  Common  equivalent shares  are not included in the  per share calculation where the effect of


    their inclusion would be antidilutive, except that, in accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the twelve-month period immediately preceding the filing of the initial public offering have been included in the calculation of pro forma income per common and common equivalent share as if they were outstanding for all periods, using the treasury stock method and an initial public offering price of $17.00 per share.

    (c) The computation of fully diluted income per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.