Form 10-Q
period 1997-06-30
ESSEX INTERNATIONAL INC /
filed 1997-08-13
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997
                                   -------------

                                        or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                     to
                                     ----------------      ----------------

                         Commission File Number   1-10211
                                                  --------

                             ESSEX INTERNATIONAL INC.
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


                                                   Number       of      Shares
    Outstanding
    Common Stock                                        As of June 30, 1997
    -------------                                       -------------------
    $0.01 Par Value                                           29,027,762

                             ESSEX INTERNATIONAL INC.

                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1997







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

    Part II.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 21

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             ESSEX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,     June 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                            (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  4,429     $  8,497
       Accounts receivable (net of allowance of
        $5,239 and $5,872)  . . . . . . . . . . . . . . . . .      189,717      229,457
       Inventories  . . . . . . . . . . . . . . . . . . . . .      217,643      234,135
       Other current assets . . . . . . . . . . . . . . . . .       12,147        9,404
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      423,936      481,493


       Property, plant and equipment, (net of accumulated
        depreciation of $112,108 and $123,232)  . . . . . . .      280,489      276,895
       Excess of cost over net assets acquired (net of
        accumulated amortization of $17,388 and $19,491)  . .      126,619      125,044
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,501 and $4,003) . . .        7,417        6,134
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,294        6,150
                                                                  --------     --------

                                                                  $842,755     $895,716
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                   ESSEX INTERNATIONAL INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                               December 31,    June 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                            (Unaudited)

    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 30,913    $  28,607
       Current portion of long-term debt  . . . . . . . . . .       11,576        2,500

       Accounts payable . . . . . . . . . . . . . . . . . . .       71,243       64,345
       Accrued liabilities  . . . . . . . . . . . . . . . . .       63,346       67,361
       Deferred income taxes  . . . . . . . . . . . . . . . .       15,151       14,080

              Total current liabilities . . . . . . . . . . .      192,229      176,893


       Long-term debt . . . . . . . . . . . . . . . . . . . .      421,340      402,500
       Deferred income taxes  . . . . . . . . . . . . . . . .       58,043       52,900
       Other long-term liabilities  . . . . . . . . . . . . .       12,427       14,800

       Common stock subject to put:
        1,262,602 shares issued and outstanding . . . . . . .       12,626            -

    Stockholders' equity:

       Common stock, par value $.01 per share;
        authorized 150,000,000 shares; 22,793,955.5 and
        29,027,762 shares issued and outstanding at
        December 31, 1996 and June 30, 1997, respectively . .          228          290
       Additional paid in capital . . . . . . . . . . . . . .      139,145      199,160
       Carryover of Predecessor basis . . . . . . . . . . . .      (15,259)     (15,259)
       Retained earnings  . . . . . . . . . . . . . . . . . .       21,976       64,432
                                                                  --------     --------

              Total stockholders' equity  . . . . . . . . . .      146,090      248,623
                                                                  --------     --------

                                                                  $842,755     $895,716
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                                       ESSEX INTERNATIONAL INC.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                          Three Months Ended    Six Months Ended
                                                               June 30,             June 30,
                                                          ------------------- --------------------
         In Thousands of Dollars, Except Per Share Data     1996      1997       1996      1997
         -----------------------------------------------------------------------------------------
         Net sales . . . . . . . . . . . . . . . . . . .  $337,533  $453,331   $645,943  $864,109


         Cost of goods sold  . . . . . . . . . . . . . .   284,642   365,621    543,293   696,528

         Selling and administrative expenses . . . . . .    29,389    38,450     57,537    75,411
         Other income, net . . . . . . . . . . . . . . .      (251)      (14)      (197)      (74)
                                                          --------  --------   --------  --------

         Income from operations  . . . . . . . . . . . .    23,753    49,274     45,310    92,244
         Interest expense  . . . . . . . . . . . . . . .    10,157    10,147     20,324    21,274
                                                          --------  --------   --------  --------


         Income before income taxes  . . . . . . . . . .    13,596    39,127     24,986    70,970
         Provision for income taxes  . . . . . . . . . .     6,000    15,700     11,000    28,300
                                                          --------  --------   --------  --------

         Net income  . . . . . . . . . . . . . . . . . .  $  7,596  $ 23,427   $ 13,986  $ 42,670
                                                          ========  ========   ========  ========

         Net income  . . . . . . . . . . . . . . . . . .  $  7,596  $ 23,427   $ 13,986  $ 42,670


         Preferred stock dividend requirement  . . . . .    (1,978)        -     (3,885)        -
         Preferred stock accretion . . . . . . . . . . .      (180)        -       (358)        -
                                                          --------  --------   --------  --------

         Net income applicable to common stock . . . . .  $  5,438  $ 23,427   $  9,743  $ 42,670
                                                          ========   ========  ========  ========

         Pro forma net income per share  . . . . . . . .     $ .27    $  .77      $ .50    $ 1.46
                                                             =====    ======     ======    ======

                            See Notes to Consolidated Financial Statements

                                       ESSEX INTERNATIONAL INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 13,986      $ 42,670
    Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
      Depreciation and amortization . . . . . . . . . . .      16,942        16,699
      Non cash interest expense . . . . . . . . . . . . .       1,171         1,211
      Non cash pension expense  . . . . . . . . . . . . .       1,387         1,899
      Provision for losses on accounts receivable . . . .         673           846
      Benefit for deferred income taxes . . . . . . . . .      (1,675)       (6,214)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         243           454
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (21,036)      (40,586)
       Increase in inventories  . . . . . . . . . . . . .      (9,768)      (16,492)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (6,197)       (1,366)
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (8,340)        1,319
                                                             ---------     ---------
    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      (12,614)          440
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .      (9,342)      (14,156)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         337         3,198
     Acquisitions . . . . . . . . . . . . . . . . . . . .      (7,631)            -
     Other investments  . . . . . . . . . . . . . . . . .        (362)         (900)
                                                             --------      --------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (16,998)      (11,858)
                                                             --------      --------
                     See Notes to Consolidated Financial Statements















                                ESSEX INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .      90,200       291,400
     Repayment of long-term debt  . . . . . . . . . . . .     (72,146)     (319,316)
     Proceeds from notes payable to banks . . . . . . . .     265,688       309,634
     Repayment of notes payable to banks  . . . . . . . .    (257,325)     (311,940)
     Common stock repurchase  . . . . . . . . . . . . . .           -          (500)
     Proceeds from issuance of common stock . . . . . . .           -        46,022
     Proceeds from exercise of stock options  . . . . . .           -           186
                                                             --------      --------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      26,417        15,486
                                                             --------      --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (3,195)        4,068
    Cash and cash equivalents at beginning of period  . .       3,195         4,429
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $     -       $ 8,497
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

      On April 17, 1997, the Company completed an initial public offering (the "Offering") of 5,750,000 shares of common stock, including 2,750,000 shares sold by existing shareholders. On April 29, 1997 the underwriters to the Offering exercised their over-allotment option resulting in the sale by the selling shareholders of an additional 796,700 shares of common stock. The net proceeds to the Company, after underwriting commissions and other associated expenses, were approximately $46,022 of which $29,497 was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. Of the 3,546,700 shares of common stock sold by the selling shareholders, 1,620,414 common shares were received upon the redemption of 2,441,062.5 warrants to purchase common stock of the Company. The number of warrants remaining outstanding after the Offering to purchase an equivalent number of common shares of the Company, was 392,306.5 with a per share exercise price of approximately $5.72.

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

    NOTE 2  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Company management necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, and the consolidated results of operations for the three and six months ended June 30, 1996 and 1997, respectively, and cash flows of the Company for the six months ended June 30, 1996 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  INVENTORIES

      The components of inventories are as follows:


                                                December 31,      June 30,
                                                    1996            1997
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $171,213          $200,784
      Raw materials and work in process   . .      56,840            56,760
                                                 --------          --------
                                                  228,053           257,544
      LIFO reserve  . . . . . . . . . . . . .     (10,410)          (23,409)
                                                 --------          --------
                                                 $217,643          $234,135
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $223,820 at December 31, 1996 and June 30, 1997, respectively.

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

                             BCP/ESSEX HOLDINGS INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 4  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                December 31,      June 30,
                                                    1996            1997
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . . .    $200,000          $200,000
    Revolving loan  . . . . . . . . . . . . .     179,900           185,000
    Lease obligation  . . . . . . . . . . . .      21,250            20,000
    Term loan . . . . . . . . . . . . . . . .      31,766                 -
                                                 --------          --------
                                                  432,916           405,000
           Less current portion   . . . . . .      11,576             2,500
                                                 --------          --------
                                                 $421,340          $402,500
                                                 ========          ========


      In connection with the Offering, the Company's revolving credit facility was amended and restated. It continues to provide up to $370,000 in revolving loans and maintains existing terms and conditions except that revolving loans bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios.

      Through  June  30, 1997,  the Company  fully  complied with  all  of the
    financial  ratios  and  covenants  under  the  agreements   governing  its
    outstanding indebtedness.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 5  CONTINGENT LIABILITIES

      There are various claims and pending legal proceedings against Essex, including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 acquisition of Essex by the Company from United Technologies Corporation ("UTC"), UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are administrated by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year period commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect its consolidated financial position, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

      Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At June 30, 1997, the number of cases filed against Essex was 97 involving approximately 410 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    NOTE 6  NET INCOME PER SHARE

      Pro forma per share data is computed based upon the weighted average number of common and common equivalent shares, including common stock subject to put, outstanding for all periods presented. Common equivalent shares include outstanding stock options and warrants. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive. In accordance with the Securities and Exchange Commission requirements in connection with the Offering, common and common equivalent shares issued during the twelve-month period immediately preceding filing of the Offering have been included in the calculation of pro forma income per common and common equivalent share as if they were outstanding for all periods, using the treasury stock method and an initial public offering price of $17.00 per share through April 17, 1997. Additionally, because the proceeds of the common stock issued in July 1996 were used to redeem all outstanding preferred stock, the preferred stock dividend requirement and accretion of preferred stock that appear on the income statement as reductions to net income have been excluded from this calculation.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in pro forma primary (basic) earnings per share for the three months ended June 30, 1996 and 1997 of $.05 and $.07, respectively, and for the six months ended June 30, 1996 and 1997 of $.08 and $.19, respectively. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

      On May 1, 1997, the Company completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by certain existing shareholders. The net proceeds to the Company, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay the senior unsecured note agreement and the remaining proceeds were applied to the Company's revolving credit facility. In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split.

      Essex, founded in 1930, is a leading developer, manufacturer and marketer of diversified electrical wire and cable products. Among the Company's products are magnet wire for electromechanical devices such as motors, transformers and electrical controls; building wire for commercial and residential applications; copper voice and data communication wire; automotive wire and specialty wiring assemblies for automobiles and trucks and industrial wire for applications in appliances, construction and recreational vehicles.

    Results of Operations

      Product Lines

      The following table sets forth for the three and six months ended June 30, 1996 and 1997, respectively, the dollar amounts of sales for each of the Company's major product lines:


                                                       Sales
                                        -----------------------------------
                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                         1996     1997      1996     1997
                                        ------   ------    ------   ------
                                                   (In millions)





    Building wire . . . . . . . . . .   $122.3   $203.3   $214.6    $385.8
    Magnet wire . . . . . . . . . . .     98.6    107.9    197.7     215.1
    Communication wire  . . . . . . .     41.4     50.7     85.6      89.3
    Automotive wire . . . . . . . . .     25.4     24.2     49.1      46.0
    Industrial wire . . . . . . . . .     16.4     35.1     31.5      65.0
    Other (a) . . . . . . . . . . . .     33.4     32.1     67.4      62.9
                                        ------   ------   ------    ------

    Total . . . . . . . . . . . . . .   $337.5   $453.3   $645.9    $864.1
                                        ======   ======   ======    ======

    ------------

    (a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

      Three Months Ended June 30, 1997

      Net sales for the second quarter 1997 were $453.3 million or 34.3% higher than the comparable period in 1996, due to improved sales volume, primarily attributable to the October 1996 acquisition of Triangle Wire and Cable, Inc. ("Triangle"), and improved product pricing partially offset by lower copper prices, the Company's principal raw material.
    During the second quarter 1997, the average price of copper on the New York Commodity Exchange, Inc. ("COMEX") was $1.14 versus $1.16 for the comparable period in 1996, a 1.7% decline. Copper costs are generally passed on to customers through product pricing. Second quarter 1997 sales volume was at a record level and exceeded the second quarter 1996 by 26.2%. The Company's operating margin improved significantly during the second quarter 1997 to 10.9% from the second quarter 1996 of 7.0%. This improvement was due primarily to a significant improvement in building wire product pricing, certain lower manufacturing costs resulting from continued capital improvement programs and further cost reductions and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Building wire sales for the second quarter 1997 increased 66.2% as compared to the second quarter 1996 due primarily to improved sales volume and product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand exhibited continued strength during the second quarter 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the second quarter 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand, as well as reduced costs and improved productivity as a result of Triangle. The operations of Triangle have been integrated rapidly and effectively, contributing to such productivity improvement.

      Sales of magnet wire during the second quarter 1997 improved from the comparable 1996 period due primarily to higher sales volume partially offset by lower copper prices. Sales volume improvements were attributable to increased demand for magnet wire in most served markets due, in part, to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. The additional sales volume coupled with lower production costs provided improved magnet wire operating margins during the second quarter 1997 as compared to the second quarter 1996.

      Communication wire sales for the second quarter 1997 were above the comparable period in 1996 due to higher outside plant ("OSP") and data communication wire sales partially offset by reduced product pricing (without regard to copper costs). OSP sales volume was 33.3% higher than the second quarter 1996 which the Company believes is attributable to improved business conditions within this segment of the copper communication cable business. Second quarter 1997 data communication wire sales volume increased 21.3% as compared to the same period in 1996, reflecting increased product demand for expanding markets such as local area networks ("LANs"), Internet connectivity and other premise applications. Second quarter 1997 communication wire operating margins decreased from the second quarter 1996 due to competitive pricing pressure in high end data communication wire partially offset by higher sales volume.

      Automotive wire sales in the second quarter 1997 were below those in the comparable period in 1996 due primarily to reduced copper prices. Automotive operating margins improved due to the reduction of overhead expenses.

      Industrial wire sales in the second quarter 1997 were more than double the second quarter 1996 due primarily to increased sales volume attributable to Triangle. Industrial wire operating margins for the second quarter 1997 improved from the comparable period in 1996 due to higher sales volume and lower production costs partially offset by incremental selling and administrative costs associated with Triangle.

      Other sales in the second quarter 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, decreased primarily due to unusually mild seasonal weather conditions which have necessitated fewer repairs for motors, transformers and pumps.

      Cost of goods sold for the second quarter 1997 was 28.4% higher than the same period in 1996 due primarily to higher sales volume partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.3% and 80.7% in the second quarter 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing, as well as certain lower manufacturing costs attributable to continued capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have driven substantial improvements in productivity.

      Selling and administrative expenses for the second quarter 1997 were 30.8% above the comparable 1996 period, due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.5% in the second quarter of 1997, compared to 8.7% in the same period in 1996, reflecting the elimination of certain other Triangle general and administrative expenses and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Interest expense in the second quarter 1997 was essentially unchanged from 1996, as incremental borrowing costs to finance the Triangle acquisition were offset through reduced debt levels attributable to the proceeds received from the Offering and lower rates of interest on the Company's outstanding debt.

      Income tax expense was 40.1% of pretax income in the second quarter 1997 compared with 44.1% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

      Six Months Ended June 30, 1997

      Net sales for the first six months of 1997 were $864.1 million or 33.8% higher than the comparable period in 1996, due to improved sales volume, primarily attributable to Triangle, and improved product pricing partially offset by lower copper prices, the Company's principal raw material. During the first half of 1997, the average price of COMEX copper was $1.13 versus $1.17 for the comparable period in 1996, a 3.4% decline. Copper costs are generally passed on to customers through product pricing. First half 1997 sales volume was at record levels and exceeded the first half of 1996 by 30.5%. The Company's operating margin improved significantly during the first six months of 1997 to 10.7% from the first six months of 1996 of 7.0%. This improvement was due primarily to a significant improvement in building wire product pricing, certain lower manufacturing costs resulting from continued capital improvement programs and further cost reductions and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Building wire sales for the first six months of 1997 increased 79.8% as compared to the same period in 1996 due primarily to improved sales volume and product pricing (without regard to copper costs) partially offset by a decline in copper prices. A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand has exhibited continued strength during the first half of 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the first half of 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand, as well as reduced costs and improved productivity as a result of Triangle.

      Sales of magnet wire during the first six months of 1997 improved from the comparable 1996 period due primarily to higher sales volume partially offset by lower copper prices. Sales volume improvements were primarily attributable to greater magnet wire consumption for devices containing electric motors in the home and motor vehicles, along with increased consumer and governmental pressure for higher energy efficiency from these devices. Higher energy efficiency requires materially more magnet wire. The additional sales volume coupled with lower production costs provided improved magnet wire operating margins during the first half of 1997 as compared to the first half of 1996.

      Communication wire sales for the first six months of 1997 were above the comparable period in 1996 due to higher OSP and data communication wire sales partially offset by reduced copper prices. OSP sales volume for the first six months of 1997 approximated the comparable period in 1996 although the Company has experienced a recent surge in demand which the Company believes is attributable to improved business conditions within this segment of the copper communication cable market. First half 1997 data communication wire sales increased 11.6% with volume 18.8% higher as compared to the same period in 1996, reflecting increased product demand for expanding markets such as LANs, Internet connectivity and other premise applications. First half 1997 communication wire operating margins declined from the comparable period in 1996 due to the completion in 1996 of certain supply contracts which were not repeated in 1997 coupled with competitive pricing pressure in high end data communication wire.

      Automotive wire sales in the first six months of 1997 were below those in the comparable period in 1996 due primarily to reduced copper prices. Operating margins improved due to reduced overhead expenses. Although the Company believes North American automotive and light truck production for 1997 will approximate 1996 levels, it expects growth in sales of its automotive wire for the remainder of 1997 resulting from several contracts with both new and existing customers.

      Industrial wire sales in the first half of 1997 were more than double those in the comparable period in 1996 due to an increase in sales volume partially offset by the decline in copper prices. The increase in sales volume was primarily due to incremental sales attributable to Triangle. Industrial wire operating margins for the first half of 1997 improved from the comparable period in 1996 due to higher sales volume partially offset by incremental selling and administrative costs associated with Triangle.

      Other sales in the first six months of 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, decreased primarily due to unusually mild seasonal weather conditions which have necessitated fewer repairs for motors, transformers and pumps.

      Cost of goods sold for the first six months of 1997 was 28.2% higher than the same period in 1996 due primarily to higher sales volume partially offset by lower copper prices. The Company's cost of goods sold as a percentage of net sales was 84.1% and 80.6% in the first six months of 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as certain lower manufacturing costs attributable to continued capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have driven substantial improvements in productivity.

      Selling and administrative expenses for the first half of 1997 were 31.1% above the comparable 1996 period due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.7% in the first half of 1997, compared to 8.9% for the same period in 1996, reflecting the elimination of certain other Triangle general and administrative expenses and economies of scale derived from the acquired Triangle operations as well as internal growth.

      Interest expense in the first six months of 1997 was 4.7% higher than the same period in 1996, as incremental borrowing costs to finance the Triangle acquisition were partially offset through reduced debt levels attributable to the proceeds received from the Offering and lower rates of interest on the Company's outstanding debt.

      Income tax expense was 39.9% of pretax income in the first half of 1997 compared with 44.0% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

    Liquidity, Capital Resources and Financial Condition

      General

      The Company is a holding company with no operations and virtually no assets other than its ownership of all the outstanding common stock of Essex. All such stock is pledged, however, to the lenders under the Restated Credit Agreement (as defined herein). Accordingly, the Company's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to the Company in amounts sufficient to service the Company's cash obligations.

      The Company expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Restated Credit Agreement and the indenture under which Essex' 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture"). Such payments may include (i) an amount necessary under the tax sharing agreement between

    Essex and the Company to enable the Company to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; and (iii) certain other amounts to meet ongoing expenses of the Company (such amounts are considered to be immaterial both individually and in the aggregate, however, because the Company has no operations, other than those conducted through Essex, or employees thereof). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Restated Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Restated Credit Agreement and the Senior Note Indenture.

      The Company's aggregate notes payable to banks and long-term debt at June 30, 1997 was $433.6 million and its stockholders' equity was $248.6 million. The resulting ratio of debt to stockholder's equity improved to
    1.7 to 1 from 2.9 to 1 at December 31, 1996. As of June 30, 1997, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

      Credit Facilities and Lines of Credit

      The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement dated as of October 31, 1996, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement") which was amended and restated effective April 23, 1997 (the "Restated Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"); (iii) a $12.0 million (Canadian dollar) credit agreement by and between a subsidiary of Essex and the Bank of Montreal (the "Canadian Credit Agreement"); and (iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $40.0 million.

      The Restated Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($7.6 million and $21.0 million outstanding, at June 30, 1997, respectively). The Restated Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. Based upon the specified leverage ratio at June 30, 1997, the Company's floating rate of interest for borrowings under the Restated Credit Agreement is LIBOR plus 0.5%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. Indebtedness under the Restated Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries. The Company's ability to borrow under the Restated Credit Agreement is restricted by the financial covenants contained therein as well as by certain debt limitation covenants contained in the Senior Note Indenture. As of June 30, 1997, the Company had $109.4 million of undrawn capacity based upon a borrowing base of $323.0 million, reduced by outstanding borrowings under: (i) the Restated

    Credit Agreement ($185.0 million), (ii) unsecured bank lines of credit ($21.0 million) and (iii) the Canadian Credit Agreement ($7.6 million).

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

      As of June 30, 1997, $7.6 million (U.S. dollars) was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Restated Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

      The Company had $21.0 million outstanding of unsecured bank lines of credit as of June 30, 1997. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

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

      Operating Activities. Net cash provided by operating activities in the first half of 1997 was $0.4 million, compared to $12.6 million used for operating activities during the same period in 1996. The decrease in cash requirements was primarily the result of higher net income partially offset by higher accounts receivable and inventories associated with the Company's sales growth.

      Investing Activities. Capital expenditures of $14.2 million in the first six months of 1997 were $4.8 million more than the comparable period in 1996. Capital expenditures in 1997 are expected to be approximately 40% above 1996 levels and will be used for modernization projects to enhance efficiency, to support the newly acquired Triangle facilities and equipment and to expand capacity. At June 30, 1997, approximately $10.5 million was committed to outside vendors for capital expenditures. The

    Restated Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

      Financing  Activities.   The  net  proceeds  to  the  Company  from  the
    Offering, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay the senior unsecured note agreement dated as of April 12, 1995, by and among Essex, the Company, as guarantor, the lenders named therein and The Chase Manhattan Bank, as administrative agent (the "Term Loan"). The remaining proceeds were applied to the Company's revolving credit facility.

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

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

        Item     Exhibit Index
        ----     -------------

        11.1     Calculation of net income per common share.
        27.1     Financial Data Schedule

      (b)  Reports on Form 8-K:

        No Reports on Form 8-K were filed by Holdings during the quarter ended June 30, 1997.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX INTERNATIONAL INC.
                                            (Registrant)




    August 12, 1997                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                                                    EXHIBIT
    11.1

                             ESSEX INTERNATIONAL INC.

               CALCULATION OF PRO FORMA NET INCOME PER COMMON SHARE

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars, Except Per      1996        1997        1996        1997
    Share Data
    -------------------------------------------------------------------------------------
    Net income used in calculation of pro
      forma net income per common and
      common equivalent share (a) . . . .  $    7,596 $   23,427   $   13,986 $   42,670
                                           ========== ==========   ========== ==========


    Weighted average common shares
      outstanding . . . . . . . . . . . .  24,034,415 27,882,243   24,031,198 25,990,128


    Common shares issuable with respect
      to common stock equivalents, with
      a dilutive effect based on the
      Treasury Stock method . . . . . . .   4,050,034  2,636,906    4,051,885  3,334,909
                                           ---------- ----------   ---------- ----------

    Weighted average number of common
      and common equivalent shares (b)  .  28,084,449 30,519,149   28,083,083 29,325,037
                                           ========== ==========   ========== ==========

    Pro forma net income per common and
      common equivalent share (c) . . . .      $ .27      $  .77       $ .50      $ 1.46
                                               =====      ======      ======      ======

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

    (b)  Pro forma per  share data is computed based upon the weighted average number  of common  and common  equivalent shares,  including common  stock subject to put, outstanding for all periods presented.  Common  equivalent shares include outstanding stock  options and warrants.  Common equivalent shares are not included in the per  share calculation where the effect  of their inclusion would be antidilutive.  In accordance with the  Securities and Exchange  Commission  requirements in  connection with  the  Offering, common and  common equivalent shares issued during the twelve-month period


    immediately preceding the filing of the initial public offering have been included in the calculation of pro forma income per common and common equivalent share as if they were outstanding for all periods, using the treasury stock method and an initial public offering price of $17.00 per share through April 17, 1997.

    (c) The computation of fully diluted income per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.