Form 10-Q
period 1997-09-30
ESSEX INTERNATIONAL INC /
filed 1997-11-07
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997
                                   ------------------

                                        or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                     to
                                     ----------------      ----------------

                         Commission File Number   1-10211
                                                  -------

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


                                                   Number       of      Shares
    Outstanding
    Common Stock                                          As  of  October  31,
    1997
    -------------                                         -------------------
    ---
    $0.01 Par Value                                           29,615,232

                             ESSEX INTERNATIONAL INC.

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997







                                                                      Page No.

    Part I.     Financial Information

         Item 1.     Financial Statements

                     Consolidated Balance Sheets  . . . . . . . . . . . . .  3

                     Consolidated Statements of Income  . . . . . . . . . .  4

                     Consolidated Statements of Cash Flows  . . . . . . . .  5

                     Notes to Consolidated Financial Statements . . . . . .  6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . 12

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

                                                               December 31,  September 30,
                                                                   1996           1997
    In Thousands of Dollars                                                  (Unaudited)
    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  4,429     $  5,567
       Accounts receivable (net of allowance of
        $5,239 and $5,890)  . . . . . . . . . . . . . . . . .      189,717      229,005
       Inventories  . . . . . . . . . . . . . . . . . . . . .      217,643      225,293
       Other current assets . . . . . . . . . . . . . . . . .       12,147       12,348
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      423,936      472,213


       Property, plant and equipment, (net of accumulated
        depreciation of $112,108 and $129,428)  . . . . . . .      280,489      277,337
       Excess of cost over net assets acquired (net of
        accumulated amortization of $17,388 and $20,550)  . .      126,619      124,282
       Other intangible assets and deferred costs (net of
         accumulated amortization of $4,501 and $3,789) . . .        7,417        5,792
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,294        3,805
                                                                  --------     --------

                                                                  $842,755     $883,429
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements


















                                   ESSEX INTERNATIONAL INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                               December 31,  September 30,
                                                                   1996           1997
    In Thousands of Dollars, Except Per Share Data                           (Unaudited)

    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $ 30,913    $  42,951
       Current portion of long-term debt  . . . . . . . . . .       11,576        2,500

       Accounts payable . . . . . . . . . . . . . . . . . . .       71,243       77,465
       Accrued liabilities  . . . . . . . . . . . . . . . . .       63,346       74,663
       Deferred income taxes  . . . . . . . . . . . . . . . .       15,151       13,809

              Total current liabilities . . . . . . . . . . .      192,229      211,388


       Long-term debt . . . . . . . . . . . . . . . . . . . .      421,340      331,075
       Deferred income taxes  . . . . . . . . . . . . . . . .       58,043       52,667
       Other long-term liabilities  . . . . . . . . . . . . .       12,427       14,900

       Common stock subject to put:
        1,262,602 shares issued and outstanding
        at December 31, 1996  . . . . . . . . . . . . . . . .       12,626            -

    Stockholders' equity:
      Common stock, par value $0.01 per share; authorized
        150,000,000 shares:  22,793,955.5 and 29,509,950
        shares issued and outstanding at December 31, 1996
        and September 30, 1997, respectively  . . . . . . . .          228          295
      Additional paid in capital  . . . . . . . . . . . . . .      139,145      201,873
      Carryover of Predecessor basis  . . . . . . . . . . . .      (15,259)     (15,259)
      Retained earnings (deficit) . . . . . . . . . . . . . .       21,976       86,490
                                                                   -------     --------


              Total other stockholders' equity  . . . . . . .      146,090      273,399
                                                                  --------     --------

                                                                  $842,755     $883,429
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                                       ESSEX INTERNATIONAL INC.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                        -------------------  --------------------
       In Thousands of Dollars, Except Per Share Data     1996      1997       1996       1997
       -----------------------------------------------------------------------------------------
       Net sales . . . . . . . . . . . . . . . . . . .  $328,777  $445,166   $974,720  $1,309,275


       Cost of goods sold  . . . . . . . . . . . . . .   269,813   362,976    813,106   1,059,504

       Selling and administrative expenses . . . . . .    28,926    37,530     86,463     112,941
       Other (income) expense, net . . . . . . . . . .       401      (560)       204        (634)
                                                        --------  --------   --------  ----------

       Income from operations  . . . . . . . . . . . .    29,637    45,220     74,947     137,464
       Interest expense  . . . . . . . . . . . . . . .     9,555     8,562     29,879      29,836
                                                        --------  --------   --------  ----------


       Income before income taxes  . . . . . . . . . .    20,082    36,658     45,068     107,628
       Provision for income taxes  . . . . . . . . . .     8,500    14,600     19,500      42,900
                                                        --------  --------   --------  ----------

       Net income  . . . . . . . . . . . . . . . . . .  $ 11,582  $ 22,058   $ 25,568  $   64,728
                                                        ========  ========   ========  ==========

       Net income  . . . . . . . . . . . . . . . . . .  $ 11,582  $ 22,058   $ 25,568  $   64,728


       Preferred stock redemption premium  . . . . . .    (4,105)        -     (4,105)          -
       Preferred stock dividend requirement  . . . . .      (363)        -     (4,248)          -
       Preferred stock accretion . . . . . . . . . . .    (1,666)        -     (2,024)          -
                                                        --------  --------   --------  ----------

       Net income applicable to common stock . . . . .  $  5,448  $ 22,058   $ 15,191  $   64,728
                                                        ========   ========  ========  ==========

       Pro forma net income per share  . . . . . . . .     $ .41     $ .70      $ .91      $ 2.15
                                                           =====     =====      =====      ======

                            See Notes to Consolidated Financial Statements

                                       ESSEX INTERNATIONAL INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 25,568      $ 64,728
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      25,489        25,308
      Non cash interest expense . . . . . . . . . . . . .       1,585         1,500
      Non cash pension expense  . . . . . . . . . . . . .       2,170         2,774
      Provision for losses on accounts receivable . . . .         958         1,192
      Benefit from deferred income taxes  . . . . . . . .      (2,664)       (6,718)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .       1,045         1,217
      Changes in operating assets and liabilities:
       Increase in accounts receivable  . . . . . . . . .     (15,572)      (40,480)
       Increase in inventories  . . . . . . . . . . . . .      (1,813)       (7,650)
       Increase (decrease) in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (3,860)       20,974
       Net (increase) decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (7,820)          312
                                                             ---------     ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .      25,086        63,157
                                                             ---------     ---------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (15,677)      (22,981)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         405         3,328
     Acquisitions . . . . . . . . . . . . . . . . . . . .      (7,631)            -
     Other investments  . . . . . . . . . . . . . . . . .        (362)         (900)
                                                             ---------     ---------

    NET CASH USED FOR INVESTING ACTIVITIES  . . . . . . .     (23,265)      (20,553)
                                                             ---------     ---------
                     See Notes to Consolidated Financial Statements















                                ESSEX INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                      (Unaudited)

                                                              Nine Month Period
                                                              Ended September 30,
                                                           ------------------------
    In Thousands of Dollars                                    1996         1997
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     110,800       328,600
     Repayment of long-term debt  . . . . . . . . . . . .    (110,640)     (427,941)
     Proceeds from notes payable to banks . . . . . . . .     390,259       543,898
     Repayment of notes payable to banks  . . . . . . . .    (391,483)     (531,860)
     Common stock repurchase  . . . . . . . . . . . . . .           -          (500)
     Preferred stock redemption . . . . . . . . . . . . .     (59,238)            -
     Proceeds from issuance of common stock . . . . . . .      59,260        46,022
     Proceeds from exercise of stock options  . . . . . .           -           315
                                                             ---------     ---------
     NET CASH USED FOR FINANCING ACTIVITIES . . . . . . .      (1,042)      (41,466)
                                                             ---------     ---------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .         779         1,138
    Cash and cash equivalents at beginning of period  . .       3,195         4,429
                                                             ---------     ---------

    Cash and cash equivalents at end of period  . . . . .     $ 3,974       $ 5,567
                                                             =========     =========


                     See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars, Except Per Share Data
    ----------------------------------------------

    NOTE 1  ORGANIZATION AND PUBLIC OFFERINGS

      Essex International Inc. (the "Company") (formerly known as BCP/Essex Holdings Inc.) is the holding company of Essex Group, Inc. ("Essex"). The principal asset of the Company is all of the outstanding common stock of Essex.

      On May 1, 1997, the Company completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by existing shareholders. The net proceeds to the Company, after underwriting commissions and other associated expenses, were approximately $46,022 of which $29,497 was used to repay borrowings under the senior unsecured note agreement and the remaining proceeds were applied to the revolving credit facility. Of the 3,546,700 shares of common stock sold by the selling shareholders, 1,620,414 common shares were received upon the redemption of 2,441,062.5 warrants to purchase common stock of the Company. In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred and the Company's name was changed from BCP/Essex Holdings Inc. to Essex International Inc. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split.

      On September 23, 1997, the Company completed a secondary public offering (the "Secondary Offering") of 4,180,000 shares of common stock all of which were sold by existing shareholders. On October 3, 1997 the underwriters to the Secondary Offering exercised their over-allotment option resulting in the sale by the selling shareholders of an additional 624,266 shares of common stock. The Company did not receive any of the proceeds from the sale of the shares offered. Of the 4,804,266 shares of common stock sold by the selling shareholders, 333,304 common shares were received upon the redemption of 392,306.5 warrants to purchase common stock of the Company. No warrants remain outstanding after the Secondary Offering.

    NOTE 2  BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of Company management necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1996 and 1997, respectively, and cash flows of the Company for the nine months ended September 30, 1996 and 1997, respectively.
    Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 3  INVENTORIES

      The components of inventories are as follows:


                                                December 31,    September 30,
                                                    1996            1997
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $171,213          $170,980
      Raw materials and work in process   . .      56,840            56,621
                                                 --------          --------
                                                  228,053           227,601
      LIFO reserve  . . . . . . . . . . . . .     (10,410)           (2,308)
                                                 --------          --------
                                                 $217,643          $225,293
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $214,695 at December 31, 1996 and September 30, 1997, respectively.

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

    NOTE 4  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                December 31,    September 30,
                                                    1996            1997
                                               -------------    -------------
    10% Senior notes  . . . . . . . . . . . .    $200,000          $200,000
    Revolving loan  . . . . . . . . . . . . .     179,900           114,200
    Term loan . . . . . . . . . . . . . . . .      21,250            19,375




    Lease obligation  . . . . . . . . . . . .      31,766                 -
                                                 --------          --------
                                                  432,916           333,575
           Less current portion   . . . . . .      11,576             2,500
                                                 --------          --------
                                                 $421,340          $331,075
                                                 ========          ========


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

      Through September  30, 1997, the Company fully  complied with all of the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

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

      Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At September 30, 1997, the number of cases filed against Essex was 109 involving approximately 386 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    In Thousands of Dollars
    -----------------------

    NOTE 6  NET INCOME PER SHARE

      Pro forma per share data is computed based upon the weighted average number of common and common equivalent shares, including common stock subject to put, outstanding for all periods presented. Common equivalent shares include outstanding stock options and warrants. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive. In accordance with the Securities and Exchange Commission requirements in connection with the Offering, common and common equivalent shares issued during the twelve-month period immediately preceding filing of the Offering have been included in the calculation of pro forma income per common and common equivalent share as if they were outstanding for all periods, using the treasury stock method and an initial public offering price of $17.00 per share through April 17, 1997. Additionally, because the proceeds of the common stock issued in July 1996 were used to redeem all outstanding preferred stock, the preferred stock redemption premium, preferred stock dividend requirement and accretion of preferred stock that appear on the income statement as reductions to net income have been excluded from this calculation.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in pro forma primary (basic) earnings per share for the three months ended September 30, 1996 and 1997 of $.07 and $.06, respectively, and for the nine months ended September 30, 1996 and 1997 of $.15 and $.24, respectively. The impact of FAS 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Introduction

      Essex International Inc. (the "Company") (formerly known as BCP/Essex Holdings Inc.) is the holding company of Essex Group, Inc. ("Essex"). The principal asset of the Company is all of the outstanding common stock of Essex.

      In October 1992, the Company was acquired by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital
    Partners, L.P.), affiliates of Goldman, Sachs & Co., affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, Chase Equity Associates, and certain present and former employees of Essex.

      On May 1, 1997, the Company completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by existing shareholders. The net proceeds to the Company, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay borrowings under the senior unsecured note agreement and the remaining proceeds were applied to the Company's revolving credit facility. Of the 3,546,700 shares of common stock sold by the selling stockholders, 1,620,414 common shares were received upon the redemption of 2,441,062.5 warrants to purchase common stock of the Company. In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split.

      On October 3, 1997, the Company completed a secondary public offering (the "Secondary Offering") of 4,804,266 shares of common stock all of which were sold by existing shareholders. The Company did not receive any of the proceeds from the sale of the shares offered. Of the 4,804,266 shares of common stock sold by the selling shareholders, 333,304 common shares were received upon the redemption of 392,306.5 warrants to purchase common stock of the Company. No warrants remain outstanding after the Secondary Offering.

      Essex, founded in 1930, is a leading developer, manufacturer and marketer of diversified electrical wire and cable products. Among the Company's products are building wire for commercial and residential applications; magnet wire for electromechanical devices such as motors, transformers and electrical controls; copper voice and datacom wire; industrial wire for applications in appliances, construction, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks.

    Results of Operations

      Product Lines

      The following table sets forth for the three and nine months ended September 30, 1996 and 1997, respectively, the dollar amounts of sales for each of the Company's major product lines:


                                                       Sales
                                        -----------------------------------
                                       Three Months Ended  Six Months Ended
                                         September 30,      September 30,
                                         1996     1997      1996     1997
                                        ------   ------    ------   ------
                                                   (In millions)

    Building wire . . . . . . . . . .   $119.5   $203.7   $334.1    $589.5
    Magnet wire . . . . . . . . . . .     97.2    102.2    295.0     317.4
    Communication wire  . . . . . . .     43.0     52.7    128.6     142.0
    Industrial wire . . . . . . . . .     16.5     30.7     48.0      95.7
    Automotive wire . . . . . . . . .     21.4     24.3     70.5      70.3
    Other (a) . . . . . . . . . . . .     31.2     31.6     98.5      94.4
                                        ------   ------   ------  --------

    Total . . . . . . . . . . . . . .   $328.8   $445.2   $974.7  $1,309.3
                                        ======   ======   ======  ========


    ------------

    (a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business unit.

      Three Months Ended September 30, 1997

      Net sales for the third quarter 1997 were $445.2 million or 35.4% higher than the comparable period in 1996 on improved sales volume, better product pricing and higher copper prices, the Company's principal raw material. During the third quarter 1997, the average price per pound of copper on the New York Commodity Exchange, Inc. ("COMEX") was $1.02 versus $.91 for the comparable period in 1996, a 12.1% increase. Copper costs are generally passed on to customers through product pricing. Third quarter 1997 sales volume was at record levels exceeding the third quarter 1996 by 26.3%. This growth in sales volume was attributable to increased product demand across most of the Company's served markets and the October 1996 acquisition of Triangle Wire & Cable, Inc. ("Triangle"). The Company's operating margin, expressed as a percentage of net sales, improved significantly during the third quarter 1997 to 10.2% from 9.0% in the third quarter 1996. The improved operating margin resulted primarily from better conditions in the Company's building wire markets, economies of scale derived from higher sales volume and lower per unit manufacturing costs attributable to continued productivity improvements.

      Building wire sales for the third quarter 1997 increased 70.5% as compared to the third quarter 1996, due primarily to higher sales volume and copper prices and improved product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand exhibited continued strength during the third quarter 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the third quarter 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand and improved productivity. Additionally, the operations of Triangle have been integrated rapidly and effectively, contributing to such productivity improvement.

      Sales of magnet wire during the third quarter 1997 improved from the comparable 1996 period due primarily to higher sales volume and higher copper prices. Sales volume improvements were attributable to increased demand for magnet wire in most served markets due, in part, to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. Magnet wire operating margins improved during the third quarter 1997 as compared to the third quarter 1996 primarily due to lower production costs attributable to higher sales volume.

      Communication wire sales for the third quarter 1997 were above the comparable period in 1996 due to higher outside plant ("OSP") and datacom wire sales volume and higher copper prices. OSP sales volume was 16.1% higher than the third quarter 1996 which the Company believes is attributable to improved business conditions within this segment of the copper communication cable business. Third quarter 1997 datacom wire sales volume improved from the comparable period in 1996, reflecting increased product demand in expanding markets such as local area networks ("LANs"), Internet connectivity and other premise applications. Third quarter 1997 communication wire operating margins decreased from the third quarter 1996 due to competitive pricing pressure in high end datacom wire, partially offset by lower production costs attributable to higher sales volume.

      Industrial wire sales in the third quarter 1997 were more than double the third quarter 1996 due primarily to increased sales volume attributable to Triangle. Industrial wire operating margins for the third quarter 1997 remain unchanged from the comparable period in 1996.

      Automotive wire sales in the third quarter 1997 were above those in the comparable period in 1996 due primarily to improved sales volume and higher copper prices. Automotive operating margins improved due to a reduction in overhead expenses. Additionally, in conjunction with its recent QS 9000 certification, the unit has become an approved supplier to Delphi Packard, the primary wire harness supplier to General Motors.

      Other sales in the third quarter 1997 increased from the comparable period in 1996 due primarily to higher distribution business unit sales of electrical insulation products.

      Cost of goods sold for the third quarter 1997 was 34.5% higher than the same period in 1996 due primarily to higher sales volume and higher copper prices. The Company's cost of goods sold as a percentage of net sales was

    82.1% and 81.5% in the third quarter 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing, as well as lower per unit manufacturing costs attributable to continued productivity programs, including capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, and have resulted in substantial improvements in productivity.

      Selling and administrative expenses for the third quarter 1997 were 29.7% above the comparable 1996 period, due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.4% in the third quarter of 1997, compared with 8.8% for the same period in 1996, reflecting general and administrative economies of scale derived from higher sales volume and improved building wire market conditions.

      Interest expense in the third quarter 1997 was 10.4% below the comparable period in 1996. The reduction in interest expense was due to lower debt levels and lower rates of interest on the Company's outstanding debt. The Company's average rate of interest for the third quarter 1997 declined nearly 40 basis points from the third quarter 1996 due primarily to an improved leverage ratio resulting in a reduced interest "spread" over LIBOR, as defined, on the Company's senior credit facilities. Debt has been reduced due to the application of the proceeds received in the Offering, as well as a portion of the strong cash flows provided by operating activities, partially offset by incremental borrowings to finance the acquisition of Triangle. See "Liquidity, Capital Resources and Financial Condition" within this section.

      Income tax expense was 39.8% of pretax income in the third quarter 1997 compared with 42.3% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

      Nine Months Ended September 30, 1997

      Net sales for the first nine months of 1997 were $1,309.3 million or 34.3% higher than the comparable period in 1996 resulting from improved sales volume and better product pricing. Copper prices were essentially unchanged. During the first nine months of 1997, the average price per pound of COMEX copper was $1.09 versus $1.08 for the comparable period in 1996. First nine months 1997 sales volume was at record levels, exceeding the first nine months of 1996 by 29.0%. This growth in sales volume was attributable to increased product demand across most of the Company's served markets and Triangle. The Company's operating margin, expressed as a percentage of net sales, improved significantly during the first nine months of 1997 to 10.5% from 7.7% in the first nine months of 1996. The improved operating margin resulted primarily from better conditions in the Company's building wire markets, economies of scale derived from higher sales volume and lower per unit manufacturing costs attributable to continued productivity improvements.

      Building wire sales for the first nine months of 1997 increased 76.4% as compared to the same period in 1996 due primarily to improved sales volume and product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand has exhibited continued strength during the first nine months of 1997 resulting from new non-residential construction and, the Company believes, a sustained expansion of the replacement and upgrade segment of the market. Building wire operating margins during the first nine months of 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand and improved productivity as a result of Triangle.

      Sales of magnet wire during the first nine months of 1997 improved from the comparable 1996 period due primarily to higher sales volume. Sales volume improvements were attributable to increased demand for magnet wire in most served markets, particularly the transformer and generator markets. The Company attributes most of this strong demand to growth in the domestic economy and greater use of magnet wire for increased energy efficiency in electric motors. Higher energy efficiency within electric motors requires materially more magnet wire. Magnet wire operating margins improved during the first nine months of 1997 as compared to the first nine months of 1996 primarily due to lower production costs associated with higher sales volume.

      Communication wire sales for the first nine months of 1997 were above the comparable period in 1996 due to higher OSP and datacom wire sales volume. OSP sales volume for the first nine months of 1997 was 13.8% higher than the comparable period in 1996 which the Company believes is attributable to improved business conditions within the repair and replacement segment of the copper communication cable market. First nine months 1997 datacom wire sales volume increased 12.4% compared to the same period in 1996, reflecting increased product demand for expanding markets such as LANs, Internet connectivity and other premise applications. Communication wire operating margins in the first nine months of 1997 declined from the comparable period in 1996 due to the completion in 1996 of certain OSP supply contracts which were not repeated in 1997 coupled with competitive pricing pressure in high end datacom wire.

      Industrial wire sales in the first nine months of 1997 were nearly double those in the comparable period in 1996 due to an increase in sales volume of which a substantial portion was attributable to Triangle. Industrial wire operating margins for the first nine months of 1997 remained essentially unchanged from the comparable period in 1996.

      Automotive wire sales in the first nine months of 1997 approximated those in the comparable period in 1996. United States and Canadian light vehicle production for the first nine months of 1997 declined about two percent from the same period last year, but is expected to approximate 1996 levels by year end. This business unit has had considerable success expanding its customer sales base of automotive wire harness
    manufacturers.    Operating  margins  improved  due  to  reduced  overhead
    expenses.

      Other sales in the first nine months of 1997 decreased from the comparable period in 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, declined due, in part, to unusually mild seasonal weather conditions which necessitated fewer repair parts for motors, transformers and pumps.

      Cost of goods sold for the first nine months of 1997 was 30.3% higher than the same period in 1996 due primarily to higher sales volume. The Company's cost of goods sold as a percentage of net sales was 83.4% and 80.9% in the first nine months of 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as lower per unit manufacturing costs attributable to continued productivity programs, including capital investments. Also, the operations of Triangle have been integrated rapidly and effectively, thereby driving substantial improvements in productivity.

      Selling and administrative expenses for the first nine months of 1997 were 30.6% above the comparable 1996 period due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 8.6% in the first nine months of 1997, compared with 8.9% for the same period in 1996, reflecting general and administrative economies of scale derived from higher sales volume and improved building wire market conditions.

      Interest expense in the first nine months of 1997 approximated the same period in 1996. Incremental borrowings to finance the acquisition of Triangle were offset by lower rates of interest on the Company's outstanding debt and reduced debt levels due to the application of the proceeds received from the Offering and a portion of the strong cash flows provided by operating activities. The Company's average rate of interest for the first nine months of 1997 declined 50 basis points from the comparable period in 1996 due to an improved leverage ratio resulting in a reduced interest "spread" over LIBOR, as defined, on the Company's senior credit facilities.

      Income tax expense was 39.9% of pretax income in the first nine months of 1997 compared with 43.3% for the same period in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

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

      The Company's aggregate notes payable to banks and long-term debt at September 30, 1997 was $376.5 million and its stockholders' equity was $273.4 million. The resulting ratio of debt to total capitalization improved to 58% from 75% at December 31, 1996. As of September 30, 1997, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

      Credit Facilities and Lines of Credit

      The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement dated as of October 31, 1996, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement") which was amended and restated effective April 23, 1997 (the "Restated Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Financial Services Corporation #3 (the "Sale and Leaseback Agreement"); (iii) a $15.0 million (U.S. dollar) credit agreement by and between a subsidiary of Essex and the Bank of Montreal (the "Canadian Credit Agreement"); and (iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $50.0 million.

      The Restated Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($8.0 million and $35.0 million outstanding, at September 30, 1997, respectively). The Restated Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted
    Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a certain specified leverage ratio is achieved. Based upon the specified leverage ratio at September 30, 1997, the Company's floating rate of interest for borrowings under the Restated Credit Agreement is LIBOR plus 0.375%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. Indebtedness under the Restated Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries. The Company's ability to borrow under the Restated Credit Agreement is restricted by the financial covenants contained therein as well as by certain debt limitation covenants contained in the Senior Note Indenture. As of September 30, 1997, the Company had $147.2 million of undrawn capacity based upon a borrowing base of $304.4 million, reduced by outstanding borrowings under: (i) the Restated Credit Agreement ($114.2 million), (ii) unsecured bank lines of credit ($35.0 million) and (iii) the Canadian Credit Agreement ($8.0 million).

      The Sale and Leaseback Agreement provided $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by the lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

      As of September 30, 1997, $8.0 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Restated Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

      The Company had $35.0 million outstanding of unsecured bank lines of credit as of September 30, 1997. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

      Cash Flow and Working Capital

      In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes for the remainder of 1997 and for 1998.

      Operating Activities. Net cash provided by operating activities in the first nine months of 1997 was $63.2 million, compared to $25.1 million during the same period in 1996. The increase in cash provided by operating activities was primarily the result of higher net income and accrued liabilities partially offset by higher accounts receivable and inventories associated with the Company's sales growth.

      Investing Activities. Capital expenditures of $23.0 million in the first nine months of 1997 were $7.3 million more than the comparable period in 1996. Capital expenditures in 1997 are expected to be approximately 50% above 1996 levels and will be used to improve manufacturing efficiency, support the newly acquired Triangle facilities and equipment and expand capacity. At September 30, 1997, approximately $12.9 million was committed to outside vendors for capital expenditures. The Company sold an idle plant during 1997 realizing $2.7 million in net proceeds. The Restated Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

      Financing Activities. The net proceeds to the Company from the Offering, after underwriting commissions and other associated expenses, were approximately $46.0 million of which $29.5 million was used to repay borrowings under the senior unsecured note agreement dated as of April 12, 1995, by and among Essex, the Company, as guarantor, the lenders named therein and The Chase Manhattan Bank, as administrative agent. The remaining proceeds were applied to the Company's revolving credit facility.

      Long-Term Liquidity Considerations

      The Senior Notes mature in 2003 and at the option of the Company may be redeemed commencing in May 1998, in whole or in part, at redemption prices ranging from 103.75% of principal in 1998 to 100% in 2001. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement.

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

                           PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Item     Exhibit Index
              ----     -------------

               4.9       Amendment  No. 1  dated as  of  June 1,  1997 to  the
    Agreement
                       and Lease between Mellon Leasing Corporation and Essex Group, Inc.

               4.10 Amendment No. 2 dated as of September 2, 1997 to the Agreement and Lease between Mellon Leasing Corporation
    and
                       Essex Group, Inc.

               11.1    Calculation of net income per common share.

               27.1    Financial Data Schedule.

         (b)  Reports on Form 8-K:

              No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BCP/ESSEX HOLDINGS INC.
                                            (Registrant)




    November 7, 1997                      /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Treasurer   and    Chief   Financial
    Officer
                                          (Principal Financial Officer)

                                                                    EXHIBIT
    11.1

                             ESSEX INTERNATIONAL INC.

                    CALCULATION OF NET INCOME PER COMMON SHARE

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                          ----------------------- ----------------------
    In Thousands of Dollars, Except Per      1996        1997        1996        1997
    Share Data
    -------------------------------------------------------------------------------------
    Net income used in calculation of pro
      forma net income per common and
      common equivalent share (a) . . . .  $   11,582 $   22,058   $   25,568 $   64,728
                                           ========== ==========   ========== ==========


    Weighted average common shares
      outstanding . . . . . . . . . . . .  24,042,598 29,154,127   24,035,026 27,056,384


    Common shares issuable with respect
      to common stock equivalents, with
      a dilutive effect based on the
      Treasury Stock method . . . . . . .   4,040,011  2,341,785    4,047,897  3,117,679
                                           ---------- ----------   ---------- ----------

    Weighted average number of common
      and common equivalent shares (b)  .  28,082,609 31,495,912   28,082,923 30,174,063
                                           ========== ==========   ========== ==========

    Pro forma net income per common and
      common equivalent share (c) . . . .      $ .41      $  .70       $ .91      $ 2.15
                                               =====      ======      ======      ======

    (a) Since the proceeds of the common stock issued in July 1996 were used to redeem all outstanding preferred stock, the preferred stock redemption premium, preferred stock dividend requirement and accretion of preferred stock that appear on the income statement as reductions to net income have been excluded from this calculation.

    (b)  Pro forma per share data is computed based  upon the weighted average number  of  common and  common equivalent  shares, including  common stock subject to put, outstanding for all periods presented.  Common  equivalent shares include outstanding stock  options and warrants.  Common equivalent shares are not included  in the per share calculation where the  effect of their inclusion would be antidilutive.  In accordance with the  Securities and Exchange  Commission  requirements in  connection with  the  Offering, common and common equivalent  shares issued during the twelve-month period immediately preceding the filing of the initial public offering have  been included  in the calculation  of pro  forma income  per common  and common equivalent share  as if they were  outstanding for all  periods, using the treasury stock  method and an initial public offering price  of $17.00 per


    share through April 17, 1997.

    (c) The computation of fully diluted income per share has not been presented herein since the per share amounts do not differ from the primary computation outlined above.