Form 10-K
period 1997-12-31
ESSEX INTERNATIONAL INC /
filed 1998-03-09
CIK 846919

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1997
                              or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                                ___________     ___________

                             Commission file number   1-10211
                                                      _______

                              ESSEX INTERNATIONAL INC.
             ----------------------------------------------------
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

Common stock, $0.01 par value                    New York Stock Exchange
(29,709,812 shares outstanding
as of January 30, 1998)
---------------------------------                -------------------------

The aggregate market value of shares of common stock held by non-affiliates at January 30, 1998 was $526,299,543.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.          [X ]
Yes    [  ] No


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The exhibit index is located on pages 30 through 31.

                                  PART I

ITEM 1.  BUSINESS

GENERAL

     Essex International Inc. (the "Company") (formerly known as BCP/Essex Holdings Inc.) is the holding company of Essex Group, Inc. ("Essex"). The principal asset of the Company is all of the outstanding common stock of Essex.

     In October 1992, the Company was acquired by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital Partners, L.P.), certain present and former employees of Essex and other investors.

     On May 1, 1997, the Company completed its initial public offering (the "Offering") of 6,546,700 shares of common stock, including 3,546,700 shares sold by existing shareholders. In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred. All common shares and per share amounts have been adjusted to give effect to the reverse stock split.

     Essex, founded in 1930, is a leading North American developer, manufacturer and distributor of electrical wire and cable and insulation products serving over 11,000 customers worldwide in a wide range of industrial markets from its 28 manufacturing facilities and 38 service centers located throughout the United States and Canada. Among the Company's products are building wire for commercial and residential construction applications; magnet wire and insulation materials for electromechanical devices such as motors, transformers and electrical controls; copper voice and datacom wire; industrial wire for applications in construction, appliances, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks.

PRODUCT LINES

     The following table sets forth for each of the three years in the period ended December 31, 1997 the dollar amounts and percentages of sales of each of the Company's major product lines:


                                              Sales
                         ---------------------------------------------
                         1995                 1996                1997
                         ----                 ----                ----
                                           (In millions)
Building wire              406.1              $487.1              $761.7
Magnet wire                388.2               388.8               412.1
Communication wire         177.5               166.8               187.9
Industrial wire             63.4                71.0               121.6
Automotive wire             97.3                91.2                93.9
Other (a)                   69.2               127.1               124.1
                          ------              ------              ------

Total                   $1,201.7            $1,332.0            $1,701.3
                        ========            ========            ========



                                     Percentage of Sales
                         ---------------------------------------------
                         1995                 1996                1997
                         ----                 ----                ----
                                           (In millions)

Building wire             34%                  37%                 45%
Magnet wire               32                   29                  24
Communication wire        15                   13                  11
Industrial wire            5                    5                   7
Automotive wire            8                    7                   6
Other (a)                  6                    9                   7
                         ---                  ---                 ---

Total                    100%                 100%                100%


(a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business.

     An overview of each of the Company's product lines is set forth below.

     Building Wire

     Industry. The Company estimates that domestic building wire industry sales have grown approximately 20% from 1993 to 1997. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. For 1997, approximately two-thirds of industry sales volume was attributable to renovation activity and one-third to new construction. Both new construction and renovation growth are also being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services.

     The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to seven primary manufacturers in 1997. The Company believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and of manufacturing, purchasing and distribution economies of scale. The Company believes that it is one of the two leading domestic manufacturers of building wire.

     Products. The Company, which began manufacturing building wire in 1933, develops, manufactures and distributes a complete line of building wire products. These products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market.

     Sales and Distribution. The Company sells its building wire products nationally through an internal sales force and manufacturers representatives. The customer base is large and diverse, consisting primarily of electrical distributors and consumer product retailers. The Company maintains a number of strategically located stocking locations across the United States and Canada to meet customers' "just-in-time" inventory needs. The ultimate end users of the Company's building wire products are electrical contractors and "do-it-yourself" consumers.

     Magnet Wire

     Industry. The independent North American supply of magnet wire has experienced continued growth since 1990 and was, by Company estimates, approximately 900 million copper equivalent pounds sold in 1997. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for the home and automobile, along with continuing consumer and government pressure for higher energy efficiency from these devices (energy efficient motors utilize materially more magnet wire per unit than their traditional counterparts). Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased use of electric motors in vehicles.

     Due to the substantial capital costs associated with magnet wire production, the importance of quality to original equipment manufacturers, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as the Company, has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing over the last several years. Consequently, through the Company's efforts to improve its manufacturing capabilities, product development and cost efficiencies, the Company has successfully capitalized on the market opportunities presented and positioned itself as one of the two leading independent domestic producers of magnet wire.

     Products. The Company offers a comprehensive product line, including over 500 types of magnet wire used in a wide variety of electromagnetic devices, such as motors, transformers, control devices, relays, generators and solenoids. Such electromagnetic devices are found in industrial, household and automotive applications.

     Sales and Distribution. The Company's magnet wire products are sold to original equipment manufacturers, motor repair shops, coil manufacturers and independent distributors. Products are marketed nationally through an internal sales force and the Company's Essex Brownell distribution business. In 1997, approximately three-fourths of the company's magnet wire sales were to end users and one-fourth to distributors.

     Communication Wire

     Industry. The Company focuses on two segments of the copper communication wire market: (i) outside plant ("OSP") wire and cable for voice communication in the local loop segment of telephone networks; and
(ii) datacom premise wire and cable within homes and offices for local area computer networks ("LANs"), Internet connectivity, and other applications. OSP and datacom wire and cable industry sales have grown at compound annual growth rates of 6% and 12%, respectively, from 1993 to 1997.

     The local loop segment of the telecommunication network connects homes and offices to the nearest telephone company switch or central office. Although other transmission media, such as fiber optic cable, are extensively used for long distance or trunk lines, copper wire and cable, with its lower installation cost, improved electronics and ease of repair, is the most widely used medium for transmission in the local loop, which comprises approximately 160 million residential and business access lines across the United States. As a result of consolidation in the OSP copper wire industry, total industry capacity has declined and the number of manufacturers has been reduced.

     Datacom wire and cable is used within buildings to connect telecommunication devices (telephones, facsimile machines and computer modems) to the telecommunications network and to establish LANs. Rapid technological advances in communication and computer systems have created increasing demand for greater bandwidth capabilities in data transmission cable products. The Company expects demand for enhanced datacom wire products to increase significantly in the future, particularly as office buildings are upgraded to accommodate advanced network requirements. In addition, the Company believes that demand for multiple residential access lines will increase as more households install additional lines for facsimile machines, access to the internet and for home offices. Significant capital investments are required by manufacturers in order to keep pace with the demand for product quality and the rapid pace of technological change.

     Products. Although the Company maintains a strong presence in the OSP market, it continues to shift its focus to the datacom wire and cable market which provides potentially greater long-term growth opportunities. Sales volumes of the Company's datacom wire products have grown at a compound annual growth rate of 40% since 1992. Additionally, the Company recently developed a broad band "extra terrestrial" cable to support new technologies within the OSP market segment, and an enhanced category five wire for high-speed LAN applications within the datacom market.

     Sales and Distribution. While a significant amount of OSP has historically been sold directly to domestic telephone companies, the Company has recently focused its sales of both OSP and datacom wire to domestic and international distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

     Industrial Wire

     Industry. Significant factors influencing industrial wire sales growth include the construction and expansion of manufacturing plants, mine expansion and consumer spending for hard goods. Due to the diversity of product offerings within this industry, the Company's competition is fragmented across the product lines and markets served.

     Products. The Company develops, manufactures and markets a broad line of industrial wire and cable products including appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

     Sales and Distribution. The Company sells industrial wire and cable products primarily to appliance and power tool manufacturers, suppliers of electrical and electronic original equipment manufacturers, electrical distributors and welding products distributors. Industrial wire and cables are marketed nationally through a combination of a Company sales force and manufacturers representatives.

     Automotive Wire

     Industry. The automotive primary wire market has experienced strong growth over the last decade due to higher production levels of new vehicles and a significant increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension and anti-lock brakes.

     The increasing demand for copper wire content in vehicles has created strong demand for thinner-gauge wire, which in turn requires significant manufacturing sophistication. The Company and its major competitors also face stringent demands by automotive manufacturers to increase cost efficiency, thereby increasing the required levels of capital investment to remain competitive in this industry.

     Products. The Company's automotive wire products include primary wire for use in engine and body harnesses, ignition wire, battery cable and specialty wiring assemblies. Through a joint venture with Raychem Corp., the Company has begun to develop a high-temperature resistant, thinner-gauge automotive wire designed to meet future specialized needs of the automotive industry.

     Sales and Distribution. The Company sells automotive wire products primarily to tier-one motor vehicle manufacturer suppliers. The Company has diversified its customer base for automotive wire products through steadily improving product quality and increased productivity achieved through continuous process improvements. Automotive wire products are marketed through a Company sales force and manufacturers' representatives.

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

     Metals Operations

     Copper is the primary component of the Company's overall cost structure, comprising approximately 56% of the Company's 1997 total cost of goods sold. Due to the critical nature of copper to its business, the Company has centrally organized its metal operations. Through centralization, the Company carefully manages its copper procurement, internal distribution, manufacturing and scrap recycling processes.

     The Company's metals operations are vertically integrated in the production of copper rod. The Company believes that only a few of its competitors are able to match this capability. The Company manufactures most of its copper rod requirements and purchases the remainder from various suppliers.

     Copper Procurement. In 1997, the Company purchased approximately 365,000 tons of copper, entirely from North American copper producers and metals merchants. To ensure a steady supply of copper, the Company contracts with copper producers and metals merchants. Most contracts have a one-year term. Pricing provisions vary, but are normally based on the COMEX price, plus a premium to cover transportation and payment terms. Additionally, the Company utilizes COMEX fixed price futures contracts to manage its commodity price risk. The Company does not hold or issue such contracts for trading purposes.

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

Exports

     Sales of exported goods approximated $55.5 million, $85.8 million and $107.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. Building wire, magnet wire and communication cables are Essex' primary exports; Canada and Mexico are the largest export markets.

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

Competition

     In each of the Company's businesses, the Company experiences competition from at least one major company. However, due to the diversity of the Company's product lines as a whole, no single company competes with it across the entire spectrum of the Company's product lines. Thus, the Company's diversity of products and diversity of end users insulate it from adverse conditions in any one business unit or any one product line. Many of the Company's competitors do not have such diversity.

     Many of the Company's products are made to industry specifications, and are therefore essentially fungible with those of competitors. Accordingly, in these markets the Company is subject to competition on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes it enjoys strong customer relations resulting from its long participation in the industry, emphasis placed on customer service, commitment to quality control, reliability and substantial production resources. The Company's distribution networks enable it to compete effectively with respect to delivery time. From time to time, the Company has experienced reduced margins in certain markets due to unfavorable market conditions.

Environmental Compliance

     The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, cash flows or results of operations. The Company does not currently anticipate material capital expenditures for environmental control facilities. No material expenditures relating to these matters were made in 1995, 1996 or 1997. In connection with the February 1988 (the "1988 Acquisition") acquisition of Essex from United Technologies Corporation ("UTC") by the Company's previous stockholders, and associated Stock Purchase Agreement with UTC dated January 15, 1988 (the "1988 Acquisition Agreement"), UTC indemnified the Company with respect to certain environmental liabilities. See "Item 3. Legal Proceedings" for further discussion of the Company's environmental liabilities and the UTC indemnity.

Employees

     As of December 31, 1997 Essex employed approximately 1,700 salaried and 3,400 hourly employees in 35 states. Labor unions represent approximately 50% of the Company's work force. Collective bargaining agreements expire at various times between 1998 and 2001 with contracts covering approximately 34% of the Company's unionized work force due to expire at various times in 1998. The Company believes that it will be able to renegotiate these contracts covering such unionized employees on terms that will not be materially adverse to it. However, no assurance can be given to that effect. The Company believes that its relations with both unionized and nonunionized employees have been satisfactory.

ITEM 2.   PROPERTIES

     At December 31, 1997 the Company operated 28 manufacturing facilities in 16 states. Except as indicated below, all of the facilities are owned by the Company, subject to certain liens granted to the lenders pursuant to the Essex Revolving Credit Agreement (as defined herein) or its subsidiaries. The Company believes that its facilities and equipment are reasonably suited to its needs and are properly maintained and adequately insured.

     The following table sets forth certain information with respect to the manufacturing facilities of Essex at December 31, 1997:


                                                       Square
       Operation                Location                Feet
       ---------                --------               ------

Building Wire                    Anaheim, CA            174,000
                                 Columbia City, IN      400,000
                                 Lithonia, GA           144,000
                                 Pauline, KS            501,000
                                 Sikeston, MO           189,000
                                 Tiffin, OH             260,000

Magnet Wire                      Charlotte, NC           26,000     (Leased)
                                 Fort Wayne, IN         181,000
                                 Franklin, IN            35,000(a)
                                 Franklin, TN           289,000     (Leased)
                                 Kendallville, IN        88,000
                                 Rockford, IL           319,000
                                 Vincennes, IN          267,000

Communication Wire               Chester, SC            218,000
                                 Hoisington, KS         239,000

Industrial Wire                  Florence, AL           129,000
                                 Lafayette, IN          350,000
                                 Pana, IL               110,000
                                 Pawtucket, RI          412,000
                                 Phoenix, AZ             34,000

Automotive Wire                  Kosciusko, MS           90,000(b)
                                 Marion, IN              50,000
                                 Orleans, IN            425,000

Insulation                       Newmarket, NH          132,000
                                 (2 facilities)
                                 Rutland, VT             61,000

Metals Processing                Columbia City, IN       75,000
                                 Jonesboro, IN           56,000


(a) The total square footage of the Franklin, IN facility is approximately 70,000 of which 35,000 square feet is leased to Femco as described in the third succeeding paragraph below.

(b)   Approximately 30,000 square feet is leased.

     In addition to the facilities described in the table above, the Company owns or leases 38 service centers throughout the United States and Canada to facilitate the sale and distribution of its products. The Company owns and maintains executive and administrative offices in Fort Wayne, Indiana.

     The Company believes that its plants are generally adequate to service the requirements of its customers. The extent of current utilization is generally consistent with historical patterns, and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized. Most plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During 1997, the Company's facilities operated at approximately 90% capacity.

     The property in Franklin, Indiana is a magnet wire manufacturing facility occupied by both the Company and a joint venture between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan ("Femco"). Half of the Franklin, Indiana building is leased to Femco which manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

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

     UTC also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988, that only became known to UTC in the five-year period commencing February 29, 1988. As to such liabilities, the Company is responsible for the first $4.0 million incurred. Thereafter, UTC has agreed to indemnify the Company fully for any liabilities in excess of $4.0 million. The Company is currently named as a PRP at three sites which meet the criteria for the basket indemnity. Those sites are Fisher Calo Chemical and Solvents Corporation, Kingsbury, IN ("Fisher Calo"); Organic Chemicals, Inc., Grandville, MI; and USS Lead Refinery Inc., East Chicago, IL. Based on records showing very small quantities of material shipped to Organic Chemicals Inc. and USS Lead Refinery Inc., the Company has determined that its liability, if any, for these sites will be de minimis. At Fisher Calo, the Company entered into a consent decree that defined its share as 0.25% and established an expected liability of $0.1 million, which has been accrued. Expenses at these three sites, up to $4.0 million, will be incurred by the Company rather than UTC, as the basket has not been exhausted under the basket indemnity.

     In addition, there are five sites where the Company is either named as a PRP or a defendant in a civil lawsuit which are not covered by the general indemnity or the basket indemnity. They are Ascon Landfill, Huntington Beach, CA; A-1 Disposal Corp., Allegan County, MI; Milford Mill, Beaver County, UT; Uniontown Landfill, Uniontown, IN; and Daley Drum, Rockford, IL. Ascon Landfill was an oil percolation refining center. The Company received a request for information from the California Department of Toxic Substance Control in 1994 and replied that it has no records linking the Company to the site. A-1 Disposal Corp. stored and treated hazardous waste. The Company was one of a number of PRPs who entered into a consent decree with the Michigan Department of Natural Resources to clean the site. The Company has paid its assessment for the remediation. Although the shares and sources of funding for five-year monitoring expenses have not been established, the Company believes that its share will be minimal. The Milford Mill site was a copper mill used by the Company in the early 1970s. The Company is one of four PRPs notified by the EPA. The EPA conducted a removal action at the site and incurred $0.2 million in costs, for which it is currently seeking reimbursement from the PRPs. The Uniontown Landfill is the subject of a civil lawsuit in which the Company is one of several defendants sued by the owner of the landfill to recover alleged site investigation and groundwater remediation costs. The Company does not believe that it is responsible for any disposal at this site and is vigorously defending itself. In May 1997 the Company responded to a request for information from the EPA regarding Daley Drum, a drum disposal and reconditioning site in operation from 1971 to 1988. The Company responded that it had no records showing use of the site but that a few employees at the Company's Rockford, IL plant recall sending empty drums to the site for reconditioning. The extent of the EPA's inquiry and the scope of any potential remediation at the site is unknown at this time. The Company has provided a reserve in the amount of $0.9 million to cover environmental contingencies. This accrual is based on management's best estimate of the Company's exposure in light of relevant available information, including the allocations and remedies set forth in applicable consent decrees, third party estimates of remediation costs, actual remediation costs incurred, the probable ability of other PRPs to pay their proportionate share of remediation costs, the conditions at each site and the number of participating parties. The Company currently does not believe that any of the environmental proceedings in which it is involved and for which it may be liable will individually or in the aggregate have a material adverse effect upon its business, financial condition, cash flows or results of operations. There can be no assurance that future developments will not alter this conclusion. None of the cases described above involves sanctions, fines or administrative penalties against the Company.

     Since approximately 1990, the Company has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At December 31, 1997, the number of cases pending against the Company was 101, involving approximately 308 claims. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business, financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)   Market Information

     The range of the Company's common stock price for the past fiscal year is as follows:

                                                 1997*
                                      ---------------------------
                                       High                Low
                                      --------           --------

Second Quarter (April 18 - June 30)   $ 28-1/4           $ 17
Third Quarter                           40                 25-1/2
Fourth Quarter                          38-7/8             29

*  The Company began trading on the New York Stock Exchange on April 18,
1997.

(b)   Holders

     At January 30, 1998, there were 29,709,812 shares of common stock outstanding held by 192 shareholders of record.

(c)   Dividends

     No dividends have been paid by the Company on its common stock in the prior two fiscal years. The Board of Directors of the Company may declare dividends in the future depending upon circumstances existing at the time of declaration.

     The ability of the Company to pay dividends on its common stock is dependent upon the ability of Essex to pay dividends, or otherwise loan, advance or transfer funds, to the Company. Both the indenture under which the Essex 10% Senior Notes due 2003 (the "Senior Notes") were issued (the "Senior Note Indenture") and the Essex revolving credit agreement impose limitations on the ability of Essex to pay dividends or make other payments to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources and Financial Condition."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents summary selected historical consolidated financial data of the Company as of and for each of the five years ended December 31, 1997.


                                                  Years Ended December 31,
                                                  ------------------------
                                   1993          1994          1995          1996          1997
                                   ----          ----          ----          ----          ----
                                            (In millions, except share and per share
                                                     amounts and copper prices)


Results of Operations:

Net sales                         $868.8        $1,010.1      $1,201.7      $1,332.0       $1,701.3
Income from operations             $47.4           $77.1         $76.7        $106.5         $177.5
Income (loss) before
  extraordinary charge            $(10.9)           $7.5         $13.3         $37.5          $84.0
Extraordinary charge net of
  income tax benefit (a)             3.3               -           3.0           1.2              -
                                  ------        --------      --------      --------       --------

Net income (loss)                 $(14.2)       $    7.5      $   10.3      $   36.3       $   84.0
                                  ======        ========      ========      ========       ========

Net income (loss) applicable
  to common stock                 $(20.1)       $    0.8      $    2.6      $   25.9       $   84.0
                                  ======        ========      ========      ========       ========

Earnings Per Share (Assuming
  Dilution):

  Income (loss) before
   extraordinary charge            $(.91)          $ .04         $ .30         $1.22          $2.83
  Extraordinary charge (a)           .19               -           .16           .05              -
                                   -----           -----         -----         -----          -----

Net income (loss)                 $(1.10)          $ .04         $ .14         $1.17          $2.83

Shares used in computing net
  income per share            18,343,561      18,343,657    18,356,370    22,048,143     29,614,489
                              ==========      ==========    ==========    ==========     ==========

Financial Position (at end
  of year):

  Total assets                    $712.1          $750.9        $746.1        $842.8         $863.8
  Total debt (including current
   portion)                       $428.9          $459.0        $424.5        $463.8         $353.5
  Redeemable preferred stock       $34.5           $41.2         $48.8             -              -
  Stockholders' equity
    (including common stock
    subject to put)                $65.5           $66.3         $69.1        $158.7         $294.1

Additional Information:
  Capital expenditures             $26.2           $30.1         $28.6         $25.6          $42.1
  Copper equivalent pounds
   shipped (b)                     517.6           553.2         551.4         643.8          800.2

  Average COMEX price per
   copper pound                    $0.85           $1.07         $1.35         $1.06          $1.04

  Depreciation and Amortization    $29.9           $31.4         $34.2         $33.9          $34.3
(Footnotes on following page)


(a) During 1993, the Company recognized extraordinary charges of $3.1 million, net of applicable tax benefit, representing the write-off of unamortized debt issuance costs associated with the termination of Essex' term credit facility under its former credit agreement, and $0.3 million, net of applicable tax benefit, representing the net loss resulting from the redemption of the Essex 12 3/8% Senior Subordinated Debentures due 2000. During 1995 and 1996, the
      Company recognized extraordinary charges of $3.0 million and $1.2 million, respectively, net of applicable tax benefit, representing the write-offs of unamortized debt issuance costs associated with the termination of Essex' former credit agreements.

(b) Copper equivalent pounds include aluminum pounds which have been converted to a copper pound equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Essex, founded in 1930, is a leading North American developer, manufacturer and distributor of electrical wire and cable and insulation products serving over 11,000 customers worldwide in a wide range of industrial markets from its 28 manufacturing facilities and 38 service centers located throughout the United States and Canada. The Company's products include building wire for commercial and residential construction applications; magnet wire and insulation materials for electromechanical devices such as motors, transformers and electrical controls; copper voice and datacom wire; industrial wire for applications in construction, appliances, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks.

RESULTS OF OPERATIONS

     The following table sets forth for each of the three years in the period ended December 31, 1997 the dollar amounts of sales of each of the Company's major product lines:


                                   Years Ended December 31,
                         ---------------------------------------------
                         1995                 1996                1997
                         ----                 ----                ----
                                           (In millions)
Building wire              406.1              $487.1              $761.7
Magnet wire                388.2               388.8               412.1
Communication wire         177.5               166.8               187.9
Industrial wire             63.4                71.0               121.6
Automotive wire             97.3                91.2                93.9
Other (a)                   69.2               127.1               124.1
                          ------              ------              ------

Total                   $1,201.7            $1,332.0            $1,701.3
                        ========            ========            ========


----------

(a) Includes sales of third-party manufactured products, including electrical insulating products, electric motors, motor repair parts and pump seals sold through the Company's distribution business.

     The following table sets forth the percentage relationship of net sales to certain income statement items:


                                   Years Ended December 31,
                         ---------------------------------------------------
                           1995                 1996                  1997
                           ----                 ----                  ----
                                           (In millions)
Net sales                     100.0%               100.0%             100.0%
Cost of goods sold             85.8                 82.8               80.5
Selling and administrative
  expense                       7.8                  9.1                9.1
Other expense, net              0.1                  0.1                  -
                              -----                -----              -----

Income from operations          6.3                  8.0               10.4
Interest expense                4.0                  3.0                2.2

Income before income taxes
  and extraordinary charge      2.3                  5.0                8.2
Provision for income taxes      1.2                  2.2                3.3
                                ---                  ---                ---

Income before extraordinary
  charge                        1.1                  2.8                4.9
Extraordinary charge - debt
  retirement, net of income
  tax benefit                   0.2                  0.1                  -

Net income                      0.9%                 2.7%               4.9%
                                ====                 ====               ====


1997 Compared with 1996

     Net sales for 1997 were $1,701.3 million or 27.7% higher than in 1996, resulting from improved sales volume and better product pricing, partially offset by lower copper prices. The 1997 daily average COMEX copper price was 1.9% lower than in 1996. 1997 sales volume was at a record level, exceeding 1996 by 24.3%. This growth in sales volume was attributable to increased product demand across most of the Company's served markets and the full year benefit of the October 1996 acquisition of Triangle Wire & Cable, Inc. ("Triangle"). The Company's gross margin, expressed as a percentage of net sales, improved significantly during 1997 to 19.5% from 17.2% in 1996. Gross margins improved as a result of better conditions in the Company's building wire markets, economies of scale derived from higher sales volume and lower per unit manufacturing costs attributable to continued productivity improvements.

     Building wire sales in 1997 increased 56.4% from 1996 due primarily to improved sales volume and product pricing (without regard to copper costs). A substantial portion of the increased sales volume was attributable to Triangle while the remaining improvement was the result of increased demand within the served markets. Building wire demand exhibited continued strength during 1997 resulting from new non-residential construction and a sustained expansion of the replacement and upgrade segment of the market. Additionally, both new construction and renovation activity are being affected by the increased number of circuits and amperage handling capacity needed to support increasing demand for electrical services. Building wire gross margins during 1997 improved significantly over the comparable period in 1996 due to the above-mentioned strength of product demand, improved product pricing and enhanced productivity as a result of the integration of Triangle.

     Sales of magnet wire during 1997 improved 6.0% from 1996 due primarily to higher sales volume. Sales volume improvements were attributable to increased demand for magnet wire in most served markets, particularly the transformer and generator markets. The Company attributes the increase in demand to growth in the domestic economy, strong consumer demand for additional electrical convenience items in homes, offices and vehicles and greater use of magnet wire for more energy efficient electric motors. Higher energy efficient electric motors require materially more magnet wire. Magnet wire gross margins improved during 1997 as compared to 1996 primarily due to lower production costs associated with higher sales volume.

     Communication wire sales for 1997 were 12.6% above 1996 due to higher OSP and datacom wire sales volume. OSP sales in 1997 were 10.4% higher than in 1996 which is attributable to improved business conditions within the repair and replacement segment of the copper communication cable market. Datacom wire sales for 1997 increased 13.3% compared to 1996, reflecting increased product demand for expanding applications such as LANs, facsimile machines, Internet connectivity and other premise uses within homes, offices and commercial and industrial places of business. Communication wire gross margins in 1997 improved from 1996 due to higher sales volume and better datacom pricing occurring in the last six months of 1997.

     Industrial wire sales in 1997 increased 71.3% over 1996 due to an increase in sales volume, primarily mining cable, welding cable, power supply cord sets and bulk flexible cord, of which a substantial portion was attributable to Triangle. Industrial wire gross margins for 1997 improved from 1996 due primarily to higher sales volume.

     Automotive wire sales in 1997 increased 3.0% over 1996. United States and Canadian light vehicle production for 1997 were at high levels approximating 1996 production. This business unit has had considerable success expanding its customer sales base of automotive wire harness manufacturers. Gross margins in 1997 approximated 1996 levels.

     Other sales in 1997 decreased from 1996. Distribution business unit sales of third-party manufactured products, primarily within the motor repair segment, declined due, in part, to unusually mild seasonal weather conditions which necessitated fewer replacement motors and repair parts for motors, transformers and pumps.

     Cost of goods sold for 1997 was 24.3% higher than in 1996 due primarily to higher sales volume. The Company's cost of goods sold as a percentage of net sales was 82.8% and 80.5% in 1996 and 1997, respectively. The cost of goods sold percentage decrease resulted primarily from the impact of improved building wire product pricing as well as lower per unit manufacturing costs attributable to continued productivity programs, including capital investments. Also, the operations of Triangle have been effectively integrated, thereby driving substantial improvements in productivity.

     Selling and administrative expenses in 1997 were 27.3% above 1996 due primarily to incremental commission, selling and warehouse expenses associated with Triangle. However, selling and administrative expenses, as a percentage of sales, were 9.1% in 1997 which is consistent with 1996.

     Interest expense in 1997 was 5.8% lower than in 1996.
Notwithstanding incremental borrowings to finance the acquisition of Triangle, the Company's outstanding debt was reduced substantially through the application of the proceeds received from the Offering and a portion of the strong cash flows provided by operating activities. Interest expense was further reduced by lower rates of interest on the Company's revolving credit facility due to lower LIBOR rates (as defined herein) and an improved leverage ratio resulting in a reduced interest "spread" over LIBOR. The Company's average rate of interest on its long-term debt in 1997 declined 30 basis points from 1996.

     Income tax expense was 39.9% of pretax income in 1997 compared with 43.6% in 1996 due to the increase in pretax income reducing the impact of the amortization of excess cost over net assets acquired, which is not deductible for income tax purposes.

     The Company recorded net income of $84.0 million for 1997 compared to net income of $36.3 million in 1996. The 1996 results include extraordinary charges of $1.2 million ($2.0 million before applicable tax benefit) for the write-off of unamortized deferred debt expense associated with the Company's former revolving credit agreement. In 1996, a former revolving credit agreement was terminated in connection with the Triangle acquisition.

1996 Compared with 1995

      Net sales for 1996 were $1,332.0 million or 10.8% greater than in 1995 resulting primarily from improved sales volume and increased sales attributable to the Brownell acquisition in September 1995 and the Triangle acquisition in October 1996, partially offset by lower copper prices. The 1996 average COMEX copper price was 21.5% lower than in 1995. Sales volume for 1996 exceeded 1995 by 16.9%. Improved sales volume resulted primarily from increased demand for the Company's magnet wire, building wire, and industrial wire products.

     Building wire sales for 1996 increased as compared to 1995 due primarily to an increase in sales volume, product pricing (without regard to copper costs) and incremental sales attributable to the Triangle acquisition, partially offset by a decline in copper prices. Building wire market demand exhibited continued growth during 1996 on the strength of new non-residential construction and sustained expansion of the renovation segment of the market. The Company believes this growth in demand was the leading cause for the improvement in market prices during the second half of 1996 over the depressed market conditions of 1995 and the first half of 1996.

     Sales of magnet wire in 1996 were essentially equal to those in 1995 reflecting increased sales volume offset by declining copper prices.
Sales volume improvements were attributable to increased demand for magnet wire in the electric motor and transformer markets due in part to the increased use of magnet wire for increased energy efficiency. Sales increases were also a result of increased sales to distributors.

     Communication wire sales for 1996 were below those in 1995 due to the decrease in copper prices partially offset by increased sales of datacom products. Datacom sales were up 21.2% as compared to 1995, reflecting continued strong growth in this segment of the communication wire market. OSP sales were 14.3% lower than 1995, reflecting, in part, a decline in export sales, as the Company focused on strong domestic markets.

     Automotive wire sales in 1996 were below those in 1995 due to the decrease in copper prices partially offset by improved sales volume as North American new car and light truck sales volume increased just over 1% in 1996. Industrial wire sales in 1996 were above those in 1995 by 12.0% due to an increase in sales volume partially offset by the decline in copper prices. The increase in sales volume was partially due to incremental sales attributable to the Triangle acquisition. Other sales in 1996 increased significantly over 1995 due to the effect of inclusion of full-year sales from the Brownell acquisition.

     Cost of goods sold for 1996 was 7.0% higher than in 1995 due primarily to higher sales volume and increased sales attributable to the Brownell and Triangle acquisitions, partially offset by lower copper prices. Essex' cost of goods sold as a percentage of net sales was 85.8% and 82.8% in 1995 and 1996, respectively. Cost of goods sold as a percentage of net sales decreased compared to 1995 due primarily to the marked decline in copper costs, improved building wire product pricing (without regard to copper costs), a change in product mix associated with the Brownell acquisition, which tended to distribute more value-added products, and higher manufacturing volume leading to increased manufacturing efficiency.

     Selling and administrative expenses for 1996 were 29.6% above 1995, due primarily to increased selling, distribution and administrative expenses attributable to the Brownell and Triangle acquisitions and increased distribution and commission expenses due to higher sales volume experienced during 1996.

     Interest expense in 1996 was 18.5% lower than in 1995 due primarily to the redemption (the "Debenture Redemption") on May 15, 1995 of all of the Company's outstanding Senior Discount Debentures due 2004 (the "Debentures"). The Debentures, which bore interest at 16% per annum, were refinanced primarily with bank debt carrying significantly lower rates of interest. See "Liquidity, Capital Resources and Financial Condition".
The Company's average interest rate decreased from 10.4% in 1995 to 8.6% in 1996 due to the Debenture Redemption.

     Income tax expense was 43.6% of pretax income in 1996 compared with 52.0% for 1995. The effective income tax rate of the Company was higher than the approximate statutory rate of 40.0% due to the effect of the amortization of excess of cost over net assets acquired, which is not deductible for income tax purposes.

     The Company recorded net income of $36.3 million for 1996 compared to net income of $10.3 million in 1995. The 1996 and 1995 results include extraordinary charges of $1.2 million and $3.0 million, respectively ($2.0 million and $5.0 million, respectively, before applicable tax benefit), for the write-off of unamortized deferred debt expense associated with the Company's former revolving credit agreements. In 1996, a former revolving credit agreement was terminated in connection with the Triangle acquisition. In 1995, a former Essex revolving credit agreement was terminated in connection with the Debenture Redemption.

Liquidity, Capital Resources and Financial Condition

     General

     The Company is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of Essex. All of such stock is pledged, however, to the lenders under the Essex Revolving Credit Agreement (as defined below). Accordingly, the Company's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to the Company in amounts sufficient to service the Company's cash obligations.

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

     The Company's aggregate notes payable to banks and long-term debt at December 31, 1997 was $353.5 million and its stockholders' equity was $294.1 million. The resulting ratio of debt to total capitalization improved to 55% from 75% at December 31, 1996. As of December 31, 1997 the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

     Credit Facilities and Lines of Credit

     The Company, through Essex, maintains the following credit facilities: (i) a $370.0 million revolving credit agreement amended and restated effective April 23, 1997, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent, (the "Essex Revolving Credit Agreement"); (ii) a $25.0 million agreement and lease, dated as of April 12, 1995, by and between Essex and Mellon Leasing Corporation (the "Sale and Leaseback Agreement"); (iii) a $15.0 million (U.S. dollar) credit agreement by and between a subsidiary of Essex and the Bank of Montreal (the "Canadian Credit Agreement"); and
(iv) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $50.0 million.

     The Essex Revolving Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans, subject to specified percentages of eligible assets and reduced by borrowings under the Canadian Credit Agreement and unsecured bank lines of credit ($6.6 million and $28.1 million outstanding, at December 31, 1997, respectively). The Essex Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a specified leverage ratio is achieved. Based upon the specified leverage ratio at December 31, 1997, the Company's floating rate of interest for borrowings under the Essex Revolving Credit Agreement is LIBOR plus 0.375%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon certain financial ratios. Indebtedness under the Essex Revolving Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein as well as by certain debt limitation covenants contained in the Essex Senior Note Indenture. As of December 31, 1997, the Company had $130.3 million of undrawn capacity based upon a borrowing base of $265.0 million, reduced by outstanding borrowings under:
(i) the Essex Revolving Credit Agreement ($100.0 million), (ii) unsecured bank lines of credit ($28.1 million) and (iii) the Canadian Credit Agreement ($6.6 million).

     The Essex Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1997, Essex fully complied with all of the financial ratios and covenants contained in the Essex Revolving Credit Agreement.

     The Sale and Leaseback Agreement provides $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by the lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved.

     As of December 31, 1997, $6.6 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Essex Revolving Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

     The Company had $28.1 million outstanding of unsecured bank lines of credit as of December 31, 1997. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

     Cash Flow and Working Capital

     In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes in 1998.

     Operating Activities. Net cash provided by operating activities in 1997 was $102.6 million, compared to $64.6 million in 1996. The increase in cash provided by operating activities was primarily the result of higher net income, partially offset by higher accounts receivable related to strong fourth quarter 1997 sales.

     Investing Activities. Capital expenditures of $42.1 million in 1997 were $16.6 million more than in 1996. In 1997, approximately $7.4 million was invested in magnet wire ovens to improve quality and increase manufacturing productivity. Capital expenditures in 1998 are expected to be at or above 1997 levels and will be used to improve manufacturing efficiency and expand capacity. At December 31, 1997, approximately $5.0 million was committed to outside vendors for capital expenditures. The Company sold an idle plant during 1997 realizing $2.7 million in net proceeds. The Essex Revolving Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

     Financing Activities. The net proceeds to the Company from the Offering, after underwriting commissions and other associated expenses, were approximately $46.2 million of which $29.5 million was used to repay borrowings under the Essex term loan and the remaining proceeds were applied to the Essex Revolving Credit Agreement.

     Long-Term Liquidity Considerations

     The Essex Senior Notes mature in 2003 and at the option of the Company may be redeemed commencing in May 1998, in whole or in part, at redemption prices ranging from 103.75% of principal in 1998 to 100% in 2001. Should the Essex Senior Notes be redeemed in May 1998, the redemption premium would amount to $7.5 million. The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement.

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

Derivative Financial Instruments

     The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

Impact of Year 2000

     The Company is currently working to determine the impact of the year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on information available at this time, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company is currently engaged in identifying and resolving all significant year 2000 issues in a timely manner.

General Economic Conditions and Inflation

     Although net sales are heavily influenced by the price of copper, the Company's major raw material, the Company's profitability is generally not affected by changes in copper prices because the Company generally has been able to pass on its cost of copper to its customers. The Company attempts to match its copper purchases with its production requirements and thereby minimize copper cathode and rod inventories. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company's future operating results.

     The Company believes that it is only affected by inflation to the extent that the economy in general is thereby affected. Should inflationary pressures drive costs higher, the Company believes that general industry competitive price increases would sustain operating results, although there can be no assurance that this will be the case.
In addition, the Company believes that its sensitivity to downturns in its primary markets is less significant than it might otherwise be due to its diverse customer base, broad product line and its strategy of attempting to match its copper purchases with its needs.

Information Regarding Forward-Looking Statements

     This document contains various forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. Any statements made that are not historical in nature, including statements preceded by the words "intend", "expect", "would", and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results and forward-looking statements included herein are fluctuations in the economy, acquisition and consolidation activity in the Company's businesses, the willingness of customers to accept more distant distribution channels, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors                                         F-1

Consolidated Balance Sheets:
   A of December 31, 1997 and 1996                                     F-2

Consolidated Statements of Operations:
   For each of the three years in the period
   ended December 31, 1997                                             F-3

Consolidated Statements of Cash Flows:
   For each of the three years in the period
   ended December 31, 1997                                             F-4

Notes to Consolidated Financial Statements                             F-5

                INDEX TO FINANCIAL STATEMENT SCHEDULES

I.   Parent Company Only Condensed Financial Statements                S-1

II.  Valuation and Qualifying Accounts                                 S-5

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEMS 10, 11, 12 and 13.

     As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

ITEM 10.     Directors and Executive Officers

             Information regarding directors is incorporated by reference to the "Directors" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting. Information regarding executive officers is included below.

ITEM 11.     Executive Compensation

             This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

             This information is incorporated by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

ITEM 13.     Certain Relationships and Related Transactions

             This information is incorporated by reference to the "Certain Transactions" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1998 Annual Meeting.

Executive Officers

     The following table sets forth information concerning the executive officers of the Company:

Name                               Age               Position
----                               ---               --------

Steven R. Abbott                    50     President and Chief Executive
                                             Officer; Director
Robert J. Faucher                   53     Executive Vice President
Dominic A. Lucenta                  44     Senior Vice President
Charles W. McGregor                 56     Executive Vice President
Debra F. Minott                     42     Senior Vice President, General
                                             Counsel and Secretary
Curtis A. Norton                    52     Senior Vice President
David A. Owen                       51     Executive Vice President, Chief
                                             Financial Officer and Treasurer
Gregory R. Schriefer                45     Executive Vice President

     Steven R. Abbott was appointed President and Chief Executive Officer of the Company and Essex on February 26, 1996, and has been a director since February 1996. He was the President of the Wire and Cable Sector of Essex from September 1995 to February 1996 and President of the Wire and Cable Division of Essex from September 1993 to September 1995. He was President of the Magnet Wire and Insulation Division from 1987 to 1993. Mr. Abbott has been employed by the Company since 1967.

     Robert J. Faucher was appointed Executive Vice President of the Company in March 1997. He was appointed Executive Vice President of Essex in September 1995. He was President of the Engineered Products Division of Essex from January 1992 to September 1995 and Vice President, Operations in the Industrial Products Division of Essex from June 1988 to January 1992. Mr. Faucher joined the Company in 1985 as Vice President, Planning.

     Dominic A. Lucenta was appointed Senior Vice President of the Company in March 1997. He was appointed Senior Vice President in charge of Human Resources of Essex in April 1994. From October 1992 to April 1994 he was Vice President of Human Resources and from 1990 to 1992 he was Director of Human Resources for various divisions of Essex. He was director of Risk Management from 1988 to 1990. He joined the Company in 1979.

     Charles W. McGregor was appointed Executive Vice President of the Company in March 1997. He was appointed Executive Vice President of Essex in October 1996. He was President of the Magnet Wire and Insulation Sector of Essex from September 1995 to October 1996. He was President of the Magnet Wire and Insulation Division of Essex from September 1993 to September 1995 and prior to that was Director of Manufacturing for the Division from 1987 to 1993. Mr. McGregor has been employed by Essex since 1970.

     Debra F. Minott was appointed Senior Vice President of the Company in March 1997 and was appointed Vice President, General Counsel and Secretary of the Company in April 1995. She was appointed Senior Vice President and General Counsel of Essex in October 1994 and was appointed Secretary of Essex in April 1995. She has been employed by the Company since October 1994. From September 1983 to October 1994, Ms. Minott held various legal positions at Eli Lilly & Company.

     Curtis A. Norton was appointed Senior Vice President of the Company in March 1997. He was appointed Senior Vice President in charge of Corporate Support Operations of Essex in April 1996. He was Vice President of Corporate Support Operations from September 1995 to April 1996. He was Vice President of Purchasing from April 1994 to September 1995 and Director of Purchasing from 1989 to 1994. Mr. Norton has been employed by the Company since 1981.

     David A. Owen was appointed Executive Vice President of the Company in March 1997. He was appointed Vice President, Chief Financial Officer and Treasurer of the Company in March 1993. He was appointed Executive Vice President and Chief Financial Officer of Essex in March 1994. He had been appointed Vice President-Finance and Chief Financial Officer of Essex in March 1993, and Treasurer of Essex in April 1992. Prior to that time, Mr. Owen was Director, Treasury and Financial Services for Essex. Mr. Owen has been employed by the Company since 1976.

     Gregory R. Schriefer was appointed Executive Vice President of the Company in March 1997. He was appointed Executive Vice President of Essex in October 1996. He was Vice President and General Manager of Building Wire Products from September 1995 to October 1996 and was Vice President, manufacturing of the Wire and Cable Division from April 1994 to September 1995. Mr. Schriefer has been employed in various positions with the Company since 1981.

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

             None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ESSEX INTERNATIONAL INC.
Date                                 (Registrant)

February 27, 1998                 By /s/ David A. Owen
-----------------                    -------------------------------------
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

Date

February 27, 1998                    /s/ Steven R. Abbott
-----------------                    -------------------------------------
                                     Steven R. Abbott
                                     President and Chief Executive Officer;
                                     Director
                                     (Principal Executive Officer)


February 27, 1998                    /s/ Robert D. Lindsay
-----------------                    -------------------------------------
                                     Robert D. Lindsay
                                     Director


February 27, 1998                    /s/ David A. Owen
-----------------                    -------------------------------------
                                     David A. Owen
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer
                                     (Principal Financial Officer)


February 27, 1998                    /s/ Rodney A. Cohen
-----------------                    -------------------------------------
                                     Rodney A. Cohen
                                     Director


February 27, 1998                    /s/ William Lee Lyons Brown Jr.
-----------------                    -------------------------------------
                                     William Lee Lyons Brown Jr.
                                     Director


February 27, 1998                    /s/ Stuart S. Janney, III
-----------------                    -------------------------------------
                                     Stuart S. Janney, III
                                     Director


February 27, 1998                    /s/ Ward W. Woods
-----------------                    -------------------------------------
                                     Ward W. Woods
                                     Director (Chairman)


February 27, 1998                    /s/ Edward O. Gaylord
-----------------                    -------------------------------------
                                     Edward O. Gaylord
                                     Director


February 27, 1998                    /s/ James D. Rice
-----------------                    -------------------------------------
                                     James D. Rice
                                     Vice President,
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)

                           ESSEX INTERNATIONAL INC.

                               INDEX OF EXHIBITS
                                (Item 14(a)(3))

Exhibit
 No.                          Description
--------------------------------------------------------------------------
2.01- Agreement and Plan of Merger, dated as of July 24, 1992, between B E Acquisition Corporation and the Registrant (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on August 10, 1992 (Commission File No. 1-10211)
2.02- Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and the Registrant, incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
3.01- Second Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591).
3.02- By-Laws of the Registrant, as amended and restated, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
4.01- Indenture dated as of May 7, 1993, among Essex Group, Inc. and NBD Bank, National Association, as Trustee, under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Essex Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488)
4.02- Amended and Restated Credit Agreement, dated as of October 31, 1996, among the Registrant, Essex Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 4.5 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1, filed with the Commission on April 10, 1997 (Commission File No. 333-22043)
4.03- Credit Agreement dated as of October 31, 1996, among the Registrant, Essex Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 13, 1996 (Commission File No. 1-10211)
4.04- Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 1995 (Commission File No. 1-10211)
4.05- Amendment No. 1 dated as of June 1, 1997 to the Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 1997 (Commission File No. 1-10211)

                          ESSEX INTERNATIONAL INC.

                              INDEX OF EXHIBITS
                               (Item 14(a)(3))

Exhibit
 No.                          Description
--------------------------------------------------------------------------
4.06- Amendment No. 2 dated as of September 2, 1997 to the Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 1997 (Commission File No. 1-10211)
9.01- Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the Registrant's subsidiaries, incorporated by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
10.01- Advisory Services Agreement dated as of December 15, 1992, among Bessemer
       Capital Partners, L.P., the Registrant and Essex Group, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-10211)
10.02- Amended and Restated Stock Option Plan of the Registrant, incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
10.03- Amendment No. 1 to the Stock Option Plan, incorporated by reference to
       Exhibit 99.04 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on February 19, 1997 (Commission File No. 1-10211)
10.04- Amendment No. 2 to the Stock Option Plan, incorporated by reference to
       Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
10.05- Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
21.01- Subsidiaries of the Registrant
23.01- Consent of Ernst & Young LLP
27.01- Financial Data Schedule - December 31, 1997
27.02- Restated Financial Data Schedule - September 30, 1997
27.03- Restated Financial Data Schedule - June 30, 1997
27.04- Restated Financial Data Schedule - March 31, 1997
27.05- Restated Financial Data Schedule - December 31, 1996
27.06- Restated Financial Data Schedule - September 30, 1996
27.07- Restated Financial Data Schedule - June 30, 1996
27.08- Restated Financial Data Schedule - March 31, 1996

                      REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Essex International Inc.

     We have audited the accompanying consolidated balance sheets of Essex International Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Essex International Inc. at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                        ERNST & YOUNG LLP

Indianapolis, Indiana
January 27, 1998

                          ESSEX INTERNATIONAL INC.

                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)



                                                December 31,
                                          ------------------------
                                            1996            1997
                                          --------        --------

               ASSETS
Current assets:
   Cash and cash equivalents              $  4,429        $  2,843
   Accounts receivable (net of
     allowance of $5,239 and $5,583)       189,717         191,737
   Inventories                             217,643         233,020
   Other current assets                     12,147          15,152
                                           -------         -------

        Total current assets               423,936         442,752

Property, plant and equipment, net         280,489         287,832
Excess of cost over net assets
  acquired (net of accumulated
  amortization of $17,388 and
  $21,610)                                 126,619         123,222
Other intangible assets and deferred
  costs (net of accumulated
  amortization of $4,501 and $4,103)         7,417           5,478
Other assets                                 4,294           4,468
                                           -------         -------

                                          $842,755        $863,752
                                           =======         =======

             See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                  CONSOLIDATED BALANCE SHEETS - Continued
              (In Thousands of Dollars, Except Per Share Data)


                                              December 31,
                                          ------------------------
                                            1996            1997
                                          --------        --------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                 $ 30,913        $ 34,752
   Current portion of long-term debt        11,576           2,500
   Accounts payable                         71,243          63,845
   Accrued liabilities                      63,346          66,425
   Deferred income taxes                    15,151          15,796
                                           -------         -------

        Total current liabilities          192,229         183,318

Long-term debt                             421,340         316,250
Deferred income taxes                       58,043          54,438
Other long-term liabilities                 12,427          15,650

Common stock subject to put ($0.01)
  par value, shares outstanding,
  1996 - 1,262,602 and 1997 - none          12,626                -

Stockholders' equity:
  Common stock ($0.01 par value, shares
  outstanding, 1996 - 22,793,955.5 and
  1997 - 29,644,482)                           228              296
  Additional paid-in capital               123,886          188,084
  Retained earnings                         21,976          105,716
                                           -------          -------

       Total stockholder's equity          146,090          294,096
                                           -------          -------

                                          $842,755         $863,752
                                           =======          =======


              See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)



                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------
Net sales                         $1,201,650       $1,332,049     $1,701,329
Cost of goods sold                 1,030,511        1,102,460      1,370,232
Selling and administrative
  expenses                            93,401          121,054        154,147
Other expense (income), net            1,032            2,045           (515)
                                   ---------        ---------       --------

Income from operations                76,706          106,490        177,465
Interest expense                      49,055           39,994         37,711
                                   ---------        ---------       --------

Income before income
  taxes and extraordinary charge      27,651           66,496        139,754
Provision for income taxes            14,380           28,988         55,800
                                   ---------        ---------       --------

Income before
  extraordinary charge                13,271           37,508         83,954
Extraordinary charge - debt
  retirement, net of income
  tax benefit                          2,971            1,183              -
                                   ---------        ---------       --------

Net income                        $   10,300       $   36,325      $  83,954
                                   =========        =========       ========

                    See Notes to Consolidated Financial Statements

                                ESSEX INTERNATIONAL INC.

                    CONSOLIDATED STATEMENTS OF INCOME - Continued
                   (In Thousands of Dollars, Except Per Share Data)


                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------

Net income                        $  10,300        $  36,325       $ 83,954
  Preferred stock redemption
    premium                               -           (4,185)             -
  Preferred stock dividend
    requirement                      (6,962)          (4,248)             -
  Accretion of preferred stock         (703)          (2,024)             -
                                   --------         --------        -------

Net income applicable to common
  stock                           $   2,635        $  25,868       $ 83,954
                                   ========         ========        =======

Earnings per common share:
  Income before extraordinary
    charge                            $ .32            $1.32          $3.03
  Extraordinary charge - debt
    retirement, net of income tax
    benefit                             .17              .06              -
                                       ----             ----           ----

  Net income                          $ .15            $1.26          $3.03
                                       ====             ====           ====

Earnings per common share -
  assuming dilution:
  Income before extraordinary
    charge                            $ .30            $1.22          $2.83
  Extraordinary charge - debt
    retirement, net of income tax
    benefit                             .16              .05              -
                                       ----             ----           ----

Net income                            $ .14            $1.17          $2.83
                                       ====             ====           ====


               See Notes to Consolidated Financial Statements

                                 ESSEX INTERNATIONAL INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands of Dollars)


                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------
OPERATING ACTIVITIES
  Net income                      $  10,300        $  36,325       $ 83,954
  Adjustments to reconcile
   net income to cash provided
   by operating activities:
    Depreciation and
     amortization                    34,205           33,944         34,275
    Non cash interest
     expense                         16,466            1,935          1,789
    Non cash pension
     expense                          1,947            3,021          2,834
    Provision for losses
     on accounts receivable             676            1,175          1,037
    Provision (benefit) for
     deferred income taxes              486           (7,417)        (2,960)
    Loss on disposal of
     property, plant and
     equipment                        2,610            1,679          1,710
    Loss on repurchase of debt        4,951            1,971              -

    Changes in operating
     assets and liabilities:
     (Increase) decrease
      in accounts receivable        (10,665)           6,288         (3,057)
     (Increase) decrease
      in inventories                  3,762          (16,109)       (15,377)
     Increase (decrease)
      in accounts payable
      and accrued liabilities        15,193            6,531           (125)
     Net (increase) decrease
       in other assets
       and liabilities                9,823           (4,762)        (1,520)
                                   --------         --------        -------

     NET CASH PROVIDED BY
       OPERATING ACTIVITIES          89,754           64,581        102,560
                                    =======          =======        =======

                   See Notes to Consolidated Financial Statements
                             ESSEX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                (In Thousands of Dollars, Except Per Share Data)

                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------
INVESTING ACTIVITIES
  Additions to property,
   plant and equipment              (28,555)         (25,569)       (42,141)
  Proceeds from disposal
   of property, plant and
   equipment                          2,419              533          3,619
  Acquisitions                      (24,934)         (79,395)             -
  Other investments                    (459)            (285)        (1,362)
  Issuance of equity
   interest in a subsidiary           1,063                -              -
                                   --------         --------        -------

     NET CASH USED FOR
      INVESTING ACTIVITIES          (50,466)        (104,716)       (39,884)
                                   --------         --------        -------

FINANCING ACTIVITIES
  Proceeds from long-term debt      428,390          493,900        348,600
  Repayment of long-term debt      (215,640)        (473,734)      (462,766)
  Proceeds from notes payable
   to banks                         160,030          537,550        765,846
  Repayment of notes payable
   to banks                        (148,270)        (518,397)      (762,007)
  Repurchase of debentures         (272,850)               -              -
  Debt issuance costs                (4,691)          (2,350)             -
  Proceeds from exercise of
   stock options                          -                -            324
  Preferred stock redemption              -          (59,277)             -
  Common stock repurchase                 -                -           (500)
  Proceeds from issuance
   of common stock                        -           64,677         46,241
                                   --------         --------        -------

     NET CASH PROVIDED BY
      (USED FOR) FINANCING
       ACTIVITIES                   (53,031)          41,369        (64,262)
                                   --------         --------        -------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          (13,743)           1,234         (1,586)
Cash and cash equivalents
 at beginning of year                16,938            3,195          4,429
                                   --------         --------        -------

Cash and cash equivalents
 at end of year                   $   3,195        $   4,429       $  2,843
                                   ========         ========        =======


                     See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Thousands of Dollars
-----------------------

NOTE 1   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     In February 1988, BCP/Essex Holdings Inc. (successor in interest to MS/Essex Holdings Inc. (the "Company") acquired Essex Group, Inc.
("Essex") from United Technologies Corporation ("UTC") (the "1988
Acquisition").

     In October 1992, the Company was acquired (the "Acquisition") by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital Partners, L.P.), certain present and former employees of Essex and other investors. The effects of the Acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities as of October 1, 1992. However, to the extent that the Company's management had a continuing investment interest in the Company's common stock, such fair values and contributed stockholders' equity were reduced proportionately to reflect the continuing interest (approximately 10%) at the prior historical cost basis.

     In connection with the Company's initial public offering (the "Offering") on May 1, 1997, the Company's name was changed from BCP/Essex Holdings Inc. to Essex International Inc.

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

Nature of Operations

     The Company, through Essex, operates in one industry segment. Essex develops, manufactures and markets electrical wire and cable and insulation products. Essex' principal products in order of revenue are: building wire for the construction industry; magnet wire for electromechanical devices such as motors, transformers and electrical controls; voice and data communication wire

                        ESSEX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In Thousands of Dollars
-----------------------

and cable; industrial wire for applications in construction, appliances and recreational vehicles; and automotive wire and specialty wiring assemblies for automobiles and trucks. Essex' customers are principally located throughout the United States, without significant concentration in any one region or any one customer. Essex performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

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

Investments in Joint Ventures

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

                           ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

Other Intangible Assets and Deferred Costs

     Other intangible assets and deferred costs consist primarily of deferred debt issuance costs and are being amortized over the lives of the applicable debt instruments using the straight line or bonds outstanding method and charged to operations as additional interest expense.

Other Long-Term Liabilities

     Other long-term liabilities consist primarily of accrued liabilities under the Essex-sponsored defined benefit pension plans for salary and hourly employees and the supplemental executive retirement plan.

Recognition of Revenue

     Substantially all revenue is recognized at the time the product is shipped.

Recently Issued Accounting Standards

     In January 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is required to be adopted on December 31, 1998. At that time, the Company will be required to report certain information about operating segments in complete financial statements and in condensed financial statements of interim periods issued to stockholders. It also requires reporting of certain information about products and services, geographic areas in which the Company operates and major customers.

     The Company has not yet completed the analysis required to determine the potential impact on its segment disclosure.

NOTE 2   ACQUISITION

     On October 31, 1996, Essex acquired substantially all of the assets and certain liabilities of Triangle Wire & Cable, Inc. of Lincoln, Rhode Island and its Canadian affiliate, FLI Royal Wire & Cable ("Triangle"), related to the sales, marketing, manufacturing and distribution of electrical wire and cable. The acquisition included four manufacturing facilities which produce a broad range of building and industrial wire and cable. The total purchase price for the net assets of Triangle, including acquisition costs, was $72,410. The acquisition was financed from proceeds received under Essex' revolving credit agreement.

                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

     The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of Triangle for the two months and year ended December 31, 1996 and December 31, 1997, respectively, are included in the accompanying consolidated financial statements. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is summarized as follows:


            Current assets                             $73,574
            Property, plant and equipment               14,556
            Current liabilities                        (17,304)
            Deferred taxes                               1,584
                                                        ------
                                                       $72,410
                                                        ======

     The following unaudited pro forma consolidated financial information for the Company for 1995 and 1996 are presented assuming the acquisition had occurred on January 1, 1995:


                                             1995             1996
                                             ----             ----

Net sales                                 $1,505,196       $1,561,224
Income before extraordinary charge            11,809           40,049
Net income                                     8,838           38,866

Pro forma net income per common
  share - assuming dilution                    $ .06            $1.29


     The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisition had occurred on January 1, 1995 and is not intended to project future results of operations.

                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 3   INVENTORIES

     The components of inventories are as follows:


                                        December 31,
                              -------------------------------
                                1996                   1997
                              --------               --------

Finished goods                $171,213               $162,570
Raw materials and work
  in process                    56,840                 54,146
                               -------                -------
                               228,053                216,716
LIFO reserve                   (10,410)                16,304
                               -------                -------
                              $217,643               $233,020
                               =======                =======


     Principal elements of cost included in inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $210,454 and $222,957 at December 31, 1996 and 1997, respectively.

                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 4   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows:


                                        December 31,
                              -------------------------------
                                1996                   1997
                              --------               --------

Land                          $  9,386               $  9,342
Buildings and improvements      95,600                 96,551
Machinery and equipment        272,621                294,928
Construction in process         14,990                 23,376
                               -------                -------

                               392,597                424,197
    Less accumulated
      depreciation             112,108                136,365
                               -------                -------

                              $280,489               $287,832
                               =======                =======


                                ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 5   ACCRUED LIABILITIES

     Accrued liabilities include the following:


                                        December 31,
                              -------------------------------
                                1996                   1997
                              --------               --------
Salaries, wages and
  employee benefits           $20,271                $27,041
Amounts due customers          11,381                 14,142
Other                          31,694                 25,242
                               ------                 ------
                              $63,346                $66,425


NOTE 6  LONG-TERM DEBT

     Long-term debt consists of the following:

                                        December 31,
                              -------------------------------
                                1996                   1997
                              --------               --------
10% Senior notes              $200,000               $200,000
Revolving loan                 179,900                100,000
Lease obligation                31,766                 18,750
Term loan                       21,250                      -
                               -------                -------
                               432,916                318,750
   Less current portion         11,576                  2,500
                               -------                -------

                              $421,340               $316,250
                               =======                =======


                           ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

ESSEX BANK FINANCING

     The Company maintains a revolving credit agreement, amended and restated effective April 23, 1997, by and among Essex, the Company, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Essex Revolving Credit Agreement"). The Essex Revolving Credit Agreement expires in 2001 and provides for up to $370,000 in revolving loans, subject to specified percentages of eligible assets, reduced by outstanding borrowings under Essex' Canadian credit agreement and unsecured bank lines of credit ($6,632 and $28,120, respectively, at December 31, 1997), as described below. The Essex Revolving Credit Agreement also provides a $25,000 letter of credit subfacility.

     Essex Revolving Credit Agreement loans bear floating rates of interest, at Essex' option, at bank prime plus .50% or a reserve adjusted Eurodollar rate (LIBOR) plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0%, and .375%, respectively, if a specified leverage ratio is achieved. The average commitment fees during the revolving loan period are between .125% and .375% of the average daily unused portion of the available credit based upon certain financial ratios. At December 31, 1996 and 1997, the rates of interest under the Essex Revolving Credit Agreement, including applicable margins, averaged 7.1% and 6.3%, respectively.

     Indebtedness under the Essex Revolving Credit Agreement is guaranteed by the Company and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets. Essex' ability to borrow under the Essex Revolving Credit Agreement is restricted by the financial covenants contained therein, and by certain debt limitation covenants contained in the indenture under which the 10% Senior Notes due 2003 (the "Essex Senior Notes") were issued (the "Essex Senior Note Indenture").

     The Essex Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through December 31, 1997, Essex fully complied with all of the financial ratios and covenants contained in the Essex Revolving Credit Agreement.

     Essex and its subsidiaries also maintain two additional credit facilities consisting of: (i) a $25,000 agreement and lease dated as of April 12, 1995 by and between Essex and Mellon Leasing Corporation (the "Essex Sale and Leaseback Agreement"); and (ii) a $15,000 credit agreement by and between an Essex subsidiary and a Canadian chartered bank (the "Canadian Credit Agreement").

                            ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

     The Essex Sale and Leaseback Agreement provides $25,000 for the sale and leaseback of certain of Essex' fixed assets. The Essex Sale and Leaseback Agreement has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance is due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by the lessor at LIBOR plus 2.5%. The effective interest rate can be reduced by 0.25% to 1.125% if certain specified financial conditions are achieved. The fixed assets subject to the Essex Sale and Leaseback Agreement (all of which are machinery and equipment) are included in property, plant and equipment in the Consolidated Balance Sheets and have a gross cost of $30,867 and accumulated amortization of $6,605 at December 31, 1997.

     Borrowings under the Canadian Credit Agreement are restricted to meeting the working capital requirements of the subsidiary and are secured by the subsidiary's accounts receivable. As of December 31, 1997, $6,632 was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Consolidated Balance Sheets. The Canadian Credit Agreement bears interest at rates similar to the Essex Revolving Credit Agreement and terminates May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and lending bank.

     Essex also has bank lines of credit which provide unsecured borrowings for working capital of up to $25,000 for 1996 and $50,000 for 1997 of which $25,000 and $28,120 were outstanding at December 31, 1996 and 1997, respectively, and denoted as notes payable to banks in the Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between Essex and the lending banks. At December 31, 1996 and 1997, such rates of interest averaged 7.6% and 7.2%, respectively.

     In connection with the Triangle acquisition, Essex terminated its former revolving credit agreement and recognized an extraordinary charge of $1,183 ($1,971 before applicable tax benefit) in 1996 for the write-off of associated unamortized deferred debt costs. In connection with the redemption of all of its 16% Senior Discount Debentures due 2004 at their principal amount of $272,850 on May 15, 1995, Essex terminated its then existing credit agreement and recognized an extraordinary charge of $2,971 ($4,951 before applicable income tax benefit) in 1995 for the write-off of associated unamortized deferred debt costs.

                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

Essex Senior Notes

     At December 31, 1996 and 1997, $200,000 aggregate principal amount of the Essex Senior Notes were outstanding. The Essex Senior Notes bear interest at 10% per annum payable semiannually and are due in May 2003. The Essex Senior Notes rank pari passu in right of payment with all other senior indebtedness of Essex. To the extent that any other senior indebtedness of Essex is secured by liens on the assets of Essex, the holders of such senior indebtedness will have a claim prior to any claim of the holders of the Essex Senior Notes as to those assets.

     At the option of Essex, the Essex Senior Notes may be redeemed, commencing May 1998 in whole, or in part, at redemption prices ranging from 103.75% in 1998 to 100% in 2001. Upon a Change in Control, as defined in the Essex Senior Note Indenture, each holder of Essex Senior Notes will have the right to require Essex to repurchase all or any part of such holder's Essex Senior Notes at a repurchase price equal to 101% of the principal amount thereof. The Essex Senior Note Indenture contains various covenants which include, among other things, limitations on debt, on the sale of assets, and on cash dividends paid. Through December 31, 1997 Essex fully complied with all of the financial ratios and covenants contained in the Essex Senior Note Indenture.

Other

     Essex capitalized interest costs of $565, $558, and $100 in 1995, 1996, and 1997, respectively, with respect to qualifying assets.

     Total interest paid was $32,312, $38,284, and $36,618 in 1995, 1996 and 1997, respectively.

     Aggregate annual maturities of long-term debt for the next five years are:

        1998                                     $ 2,500
        1999                                       2,500
        2000                                       2,500
        2001                                     102,500
        2002                                       8,750

     The year 2001 includes repayment of the Essex revolving loan in the amount of $100,000.

                               ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 7  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax liabilities and assets are:


                                        December 31,
                              -------------------------------
                                1996                   1997
                              --------               --------
Deferred tax liabilities:
  Property, plant and
   equipment                  $60,519                $60,927
  Inventory                    30,114                 30,155
  Other                         4,502                  3,794
                               ------                 ------

   Total deferred tax
    liabilities                95,135                 94,876

Deferred tax assets:
  Accrued liabilities           8,252                  8,555
  Other                        13,689                 16,087
                               ------                 ------

   Total deferred tax assets   21,941                 24,642
                               ------                 ------

   Net deferred tax
    liabilities               $73,194                $70,234
                               ======                 ======


                           ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

The components of income tax expense are as follows:


                                 Years Ended December 31,
                         ---------------------------------------
                          1995             1996            1997
                         ------           ------          ------
Current:
  Federal                $ 8,560          $29,468         $48,120
  State                    5,334            6,937          10,640

Deferred (Credit):
  Federal                  2,382           (5,805)         (2,377)
  State                   (1,896)          (1,612)           (583)
                          ------           ------          ------

                         $14,380          $28,988         $55,800
                          ======           ======          ======


     Total income taxes paid were $15,989, $32,656 and $56,350 in 1995, 1996 and 1997, respectively.

                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

     Principal differences between the effective income tax rate and the statutory federal income tax rate are as follows:



                                    Years Ended December 31,
                            ---------------------------------------
                             1995             1996            1997
                            ------           ------          ------
Statutory federal
  income tax rate            35.0%            35.0%           35.0%
State and local taxes,
  net of federal benefit      7.9              5.2             4.7
Excess of cost over
  net assets
  acquired amortization       5.1              2.1             1.0
Other, net                    4.0              1.3            (0.8)
                             ----             ----            ----

Effective income tax rate    52.0%            43.6%           39.9%


     In connection with the Acquisition of Essex in 1992, the Company elected not to step up its tax bases in the assets acquired. Accordingly, the income tax bases in the assets acquired have not been changed from pre-1988 Acquisition values. Depreciation and amortization of the higher allocated financial statement bases are not deductible for income tax purposes, thus increasing the effective income tax rate reflected in the consolidated financial statements.

NOTE 8  RETIREMENT BENEFITS

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

                         ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

employment. Hourly plan retirement benefits are based on hours worked and years of service with a fixed dollar benefit level. Essex' funding policy is based on an actuarially determined cost method allowable under Internal Revenue Service regulations, the projected unit credit method. Pension plan assets consist principally of fixed income and equity securities and cash and cash equivalents.

     The components of net periodic pension cost for the plans are as follows:



                                            Years Ended December 31,
                                     ---------------------------------------
                                      1995             1996           1997
                                     ------           ------          ------
Service cost--benefits
  earned during the period           $  2,365         $ 3,377         $ 3,521
Interest costs on projected
  benefit obligation                    3,923           4,715           5,342
Actual return on plan assets          (13,597)         (5,123)        (11,708)
Net amortization and deferral           9,751             268           6,677
                                      -------          ------          ------

Net periodic pension cost            $  2,442         $ 3,237         $ 3,832
                                      =======          ======          ======


                                 ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

     The following table summarizes the funded status of these pension plans and the related amounts that are recognized in the Consolidated Balance Sheets:



                                                       December 31,
                                            -------------------------------
                                             1996                     1997
                                            ------                   ------
Actuarial present value of benefit
  obligation:
  Vested                                    $ 44,726                 $54,209
  Nonvested                                    3,804                   4,494
                                             -------                  ------
Accumulated benefit obligation                48,530                  58,703
Effect of projected future salary
  increases                                   17,690                  23,406
                                             -------                  ------

Projected benefit obligation                  66,220                  82,109

Plan assets at fair value                     60,131                  70,676
                                             -------                  ------

Projected benefit obligation in excess
  of fair value of plan assets                (6,089)                (11,433)
Unrecognized net gain                         (5,131)                 (3,302)
Unrecognized prior service cost                 (299)                   (254)
                                             -------                  ------

Pension liability recognized in
  balance sheets                            $(11,519)               $(14,989)


     Certain actuarial assumptions were revised in 1996 and 1997 resulting in a decrease of $5,345 and an increase of $6,231, respectively, in the projected benefit obligation.

                                  ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

     Following is a summary of significant actuarial assumptions used:



                                            Years Ended December 31,
                                     ---------------------------------------
                                      1995             1996           1997
                                     ------           ------          ------
Discount rates                        7.0%             7.5%           7.0%
Rates of increase in
  compensation levels                 5.0%             5.0%           5.0%
Expected long-term rate of
  return on assets                    9.0%             9.0%           9.0%


     In addition to the defined benefit retirement plans as detailed above, Essex also sponsors defined contribution savings plans which cover substantially all salaried and non-union hourly employees of Essex and certain other hourly employees, represented by collective bargaining agreements, who negotiate this benefit into their contract. The purpose of these savings plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Essex' contributions to the defined contribution plans totalled $1,123, $1,194, and $2,055 in 1995, 1996 and 1997, respectively.

     Essex also sponsors an unfunded, nonqualified deferred compensation plan which permits certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $1,234 and $2,217 at December 31, 1996 and 1997, respectively.

                               ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 9 REDEEMABLE PREFERRED STOCK, COMMON STOCK SUBJECT TO PUT AND STOCKHOLDER'S EQUITY

     Following is an analysis of redeemable preferred stock, common stock subject to put and stockholder's equity:



                                      Redeemable      Common Stock
                                       Preferred     Subject to Put
                                        Stock       Shares    Amount

Balance at December 31, 1994           $41,155      957,745   $ 5,474
Net income                                   -            -         -
Preferred stock dividend                 6,962            -         -
Accretion of preferred stock               703            -         -
Expiration of put rights                     -     (117,352)     (671)
Stock options exercised                      -            -         -
                                        ------     --------     -----

                                         STOCKHOLDERS' EQUITY

                      Common Stock         Additional    Retained
                                           Paid-in       Earnings
                     Shares       Amount   Capital      (Deficit)    Total
                     ------       ------   ----------   ---------    -----
Balance at
 December 31, 1994  16,628,487.5  $166       $ 77,350    $(16,688)  $60,828
Net income                     -     -              -      10,300    10,300
Preferred stock
  dividend                     -     -         (6,962)          -    (6,962)
Accretion of
  preferred stock              -     -           (703)          -      (703)
Expiration of
  put rights             117,352     1            670           -       671
Stock options
  exercised               72,868     1            165           -       166
                     -----------  ----        -------      ------      ----


                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

                                      Redeemable      Common Stock
                                       Preferred     Subject to Put
                                        Stock       Shares    Amount

Balance at December 31, 1995           $48,820      840,393   $ 4,803
Net income                                   -            -         -
Issuance of common stock                     -      437,709     4,377
Preferred stock dividend                 4,248            -         -
Accretion of preferred stock             2,024            -         -
Preferred stock redemption             (55,092)           -         -
Expiration of put rights                     -      (15,500)     (101)
Stock options exercised                      -            -         -
Increase in fair value                       -            -     3,547
                                       -------      -------     -----

                                         STOCKHOLDERS' EQUITY

                      Common Stock         Additional    Retained
                                           Paid-in       Earnings
                     Shares       Amount   Capital      (Deficit)    Total
                     ------       ------   ----------   ---------    -----
Balance at
 December 31, 1995  16,818,707.5   168         70,520      (6,388)   64,300
Net income                     -     -              -      36,325    36,325
Issuance of common
  stock              5,930,000      59         59,241           -    59,300
Preferred stock
  dividend                     -     -         (1,906)     (2,342)   (4,248)
Accretion of
  preferred stock              -     -           (179)     (1,845)   (2,024)
Preferred stock
  redemption                   -     -           (411)     (3,774)   (4,185)
Expiration of
  put rights              15,500     -            101           -       101
Stock options
  exercised               29,748     1             67           -        68
Increase in fair
  value                        -     -         (3,547)          -    (3,547)
                     -----------  ----        -------      ------     -----

                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

                                      Redeemable       Common Stock
                                       Preferred      Subject to Put
                                        Stock        Shares    Amount

Balance at December 31, 1996                 -     1,262,602   12,626
Net income                                   -             -        -
Common stock repurchase                      -             -        -
Expiration of put rights                     -    (1,262,602) (12,626)
Issuance of common stock                     -             -        -
Stock options exercised                      -             -        -
Warrants exercised                           -             -        -
                                        ------     ---------   ------
Balance at December 31, 1997           $     -             -  $     -


                                         STOCKHOLDERS' EQUITY

                      Common Stock         Additional    Retained
                                           Paid-in       Earnings
                     Shares       Amount   Capital      (Deficit)    Total
                     ------       ------   ----------   ---------    -----
Balance at
 December 31, 1996  22,793,995.5   228        123,886      21,976   146,090
Net income                     -     -              -      83,954    83,954
Common stock
  repurchase           (50,000)     (1)          (285)       (214)     (500)
Expiration of
  put rights         1,262,602      13         12,613           -    12,626
Issuance of common
  stock              3,000,000      30         46,211           -    46,241
Stock options
  exercised            684,206.5     7          5,678           -     5,685
Warrants exercised   1,953,718      19            (19)          -         -

Balance at December
  31, 1997          29,644,482    $296       $188,084    $105,716  $294,096
                    ----------     ---        -------     -------   -------


                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

     On May 1, 1997, the Company completed the Offering of 6,546,700 shares of common stock, including 3,546,700 shares sold by existing shareholders. The net proceeds to the Company, after underwriting commissions and other associated expenses, were approximately $46,241 of which $29,497 was used to repay borrowings under the Essex Term Loan and the remaining proceeds were applied to the Essex Revolving Credit Agreement. In connection with the Offering, a one-for-two reverse stock split and a reclassification of the Company's two existing classes of common stock into a single class of common stock occurred. All common shares, options, warrants, and per share amounts have been adjusted to give effect to the reverse stock split. Also, management stockholders' put right with respect to common stock expired.

     On October 3, 1997, the Company completed a secondary public offering (the "Secondary Offering") of 4,804,266 shares of common stock, all of which were sold by existing shareholders.

     The authorized capital stock of the Company consists of (i)
150,000,000 shares of common stock, par value $0.01, and (ii) 5,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 1997 there were 29,644,482 shares of common stock outstanding, and no shares of preferred stock outstanding.

Options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise prices of the Company's stock options granted to management and employees of Essex, are based upon fair value of the stock at the date of each grant, no compensation expense has been recorded in connection with the issuance of stock options. A public market did not exist for the Company's common stock prior to the Offering, therefore, fair value, as approved by the Board of Directors of the Company, was based upon factors such as sales prices in the most recent issuances of company stock and earnings multiples.

     Grants of options to purchase common stock of the Company have been made to management and employees of Essex pursuant to, and are subject to the provisions of, an Amended and Restated Stock Option Plan and individual stock option agreements. The Amended and Restated Stock Option

                              ESSEX INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

Plan provides for the issuance of up to 4,798,144 shares of the Company's common stock. All options granted have ten year terms and vest and become fully exercisable over periods of one to three years of continued employment. The number of shares for which certain options were granted in connection with the Acquisition and the associated exercise price, may be reduced by the Board of Directors of the Company in accordance with a specified formula.

     In addition, grants of options to purchase stock of the Company have been made to nonemployee directors of the Company pursuant to, and are subject to the provisions of, a 1997 Stock Option Plan for Nonemployee Directors (the "Nonemployee Directors' Stock Option Plan"). The Nonemployee Directors' Stock Option Plan provides for the issuance of up to 100,000 shares of the Company's common stock. All options granted have ten-year terms and are fully exercisable on the date of the grant.
Options granted in 1997 totaled 5,133, with an exercise price of $15.00.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options issued in 1995, 1996, and 1997 under the fair value method of that Statement. The fair value for these options was estimated as of the date of grant using a "minimum value" method acceptable for nonpublic companies. The effect of applying FAS 123's fair value method to the Company's stock-based awards results in net income and earnings per share that are not materially different from amounts reported. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its effect was not fully reflected until 1997.

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

                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

     A summary of the Company's stock option activity, and related information follows:

[CAPTION]

                                                      1995
                                                    Weighted-
                                                     Average
                                                    Exercise
                                        Options       Price     Options
                                        -------     ---------   -------
Outstanding-beginning of year           2,153,800   $2.34       2,464,175
Granted                                   432,500    5.72         462,500
Exercised                                (113,375)   2.04         (46,200)
Forfeited                                  (8,750)   5.72          (9,500)
                                        ---------    ----       ---------

Outstanding-end of year                 2,464,175   $2.94       2,870,975
                                        =========    ====       =========

Exercisable-end of year                 1,874,675   $2.06       1,828,475
                                        =========    ====       =========

                                         1996                    1997
                                       Weighted-                Weighted-
                                        Average                  Average
                                       Exercise                 Exercise
                                         Price     Options        Price
                                       --------    ---------    ---------
Outstanding-beginning of year           $2.94       2,870,975   $ 3.52
Granted                                  6.52         735,133    10.03
Exercised                                2.04      (1,032,490)    2.25
Forfeited                                5.72         (15,000)    7.15
                                         ----       ---------    -----

Outstanding-end of year                 $3.52       2,558,618    $5.88
                                         ====       =========     ====

Exercisable-end of year                 $2.06         964,619    $2.54


                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

     As of December 31, 1997 there were 729,010 options at $2.00 per share exercise price, 125,475 options at $2.50 exercise price, 886,500 options at $5.72 per share exercise price, 812,500 options at $10.00 per share exercise price and 5,133 options at $15.00 per share exercise price outstanding to purchase shares of the Company's common stock. The weighted-average remaining contractual life of those options is 7.0 years. In January 1998, the Company issued options to purchase 311,000 shares of the Company's common stock at a $32.21 exercise price.

Preferred Stock and Warrants

     On July 15, 1996 the Company redeemed all of its outstanding preferred stock for $59,277 including redemption expenses. The redemption of the outstanding preferred stock was financed through a private offering of 5,930,000 shares of the Company's common stock to certain of its common stockholders and their affiliates. In December 1996, the private offering was extended to certain management employees of Essex who, collectively, purchased 437,709 shares of common stock.

     In connection with the Acquisition and related issuance of preferred stock, 2,833,369 warrants to purchase the Company's common stock (the "Warrants") were issued. The preferred stock and Warrants were recorded at their estimated fair values of which $4,250 was assigned to the Warrants. The excess of the liquidation preference value over the carrying value of the preferred stock of $4,250, was being accreted by periodic charges to paid in capital. Such liquidation preference became fully accreted upon the redemption of the redeemable preferred stock.

     In connection with the Offering and the Secondary Offering, the 2,833,369 outstanding warrants were redeemed for 1,953,718 shares of common stock. No warrants remain outstanding at December 31, 1997.

NOTE 10   RELATED PARTY TRANSACTIONS

     Advisory services fees of $1,000 were paid to an affiliate of BHLP for 1995, 1996 and 1997, respectively, and it is expected that such advisory fees will continue to be paid for such services in the future. Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., having a substantial ownership in the Company at the time, acted as two of the underwriters in the Offering, and in such capacity received aggregate underwriting discounts and commissions of approximately $4,400 of which $2,300 was borne by the Company.

                             ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

NOTE 11  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                              Years Ended
                                              December 31,
                                 ---------------------------------------
                                  1995             1996            1997
                                 ------           ------          ------
Numerator:
  Income before extraordinary
   charge                        $13,271          $37,508         $83,954
  Preferred stock redemption
   premium                             -           (4,185)              -
  Preferred stock dividend
   requirement                    (6,962)          (4,248)              -
  Accretion of preferred stock      (703)          (2,024)              -
                                  ------           ------          ------

    Income before
     extraordinary charge
     applicable to common stock    5,606           27,051          83,954

    Extraordinary charge           2,971            1,183               -
                                  ------           ------          ------

    Net income applicable to
      common stock                $2,635          $25,868         $83,954
                                   =====           ======          ======

                               ESSEX INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

                                              Years Ended
                                              December 31,
                                 -------------------------------------------
                                    1995           1996              1997
                                   ------         ------            ------
Denominator:
  Denominator for basic
   earnings per share--
   weighted-average shares       17,601,859       20,611,305     27,699,888
  Effect of dilutive
   securities:
    Stock options                   754,511          835,556      1,186,696
    Warrants                              -          601,282        727,905
                                 ----------       ----------      ---------

     Dilutive potential
      common shares                 754,511        1,436,838      1,914,601

  Denominator for diluted
   earnings per share--
   adjusted weighted-
   average shares                18,356,370       22,048,143     29,614,489
                                 ==========       ==========     ==========

Earnings per common share:
  Income before extraordinary
   charge                             $ .32            $1.32          $3.03
  Extraordinary charge                  .17              .06              -
                                       ----             ----           ----

  Net income                          $ .15            $1.26          $3.03

Earnings per common share -
  assuming dilution:
  Income before extraordinary
   charge                             $ .30            $1.22          $2.83
  Extraordinary charge                  .16              .05              -
                                       ----             ----           ----

  Net income                          $ .14            $1.17          $2.83
                                       ====             ====           ====


                               ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

NOTE 12  DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

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

Foreign exchange risk management

     Essex engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect Essex' related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, Essex enters into foreign currency forward exchange contracts. At December 31, 1996, Essex had no forward exchange sales contracts but did have $138 of Deutschemark purchase contracts whose fair value approximated the contract amount. At December 31, 1997, Essex had no foreign currency forward exchange contracts. Foreign currency gains or losses resulting from Essex' operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

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

                         ESSEX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In Thousands of Dollars
-----------------------

     Purchase contracts at December 31, 1996 and 1997 totalled 42.5 and
1.2 million copper pounds, respectively, with contract amounts of $42,000 and $1,000 and estimated fair values of $41,300 and $1,000, respectively. There were no sales contracts at December 31, 1996. Sales contracts at December 31, 1997 totalled 25.0 million copper pounds, with a contract amount of $21,500 and a fair value of $20,800. Deferred and unrealized gains or losses on these futures contracts ($700 loss and $700 gain at December 31, 1996 and 1997, respectively) are included within other assets and will be recognized in earnings in the period in which the hedged copper is sold to customers and the underlying contracts are liquidated, when a sale is no longer expected to occur or when the carryover copper is received.

Fair value of financial instruments

     The Company's financial instruments, exclusive of certain forward contracts and futures contracts as discussed above, generally consist of cash and cash equivalents and long-term debt. The carrying amounts of the Company's cash and cash equivalents approximated fair value at December 31, 1996 and 1997 while the carrying amount of the Essex Senior Notes was less than fair value by approximately $8,000 and $9,500 at December 31, 1996 and 1997, respectively. Fair values with respect to the Company's foreign currency forward exchange contracts and copper futures contracts are determined based on quoted market prices.

NOTE 13   CONTINGENT LIABILITIES AND COMMITMENTS

     There are various claims and pending legal proceedings against Essex including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 Acquisition, UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five year window commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal

                         ESSEX INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In Thousands of Dollars
-----------------------

counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect its consolidated financial position, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

     Since about 1990, Essex has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At December 31, 1997, the number of cases pending against Essex was 101 involving approximately 308 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

     At December 31, 1997, Essex had purchase commitments for 765.0 million pounds of copper. This is not expected to be either a quantity in excess of needs or at prices in excess of amounts that can be recovered upon sale of the related copper products. The commitments are to be priced based on the COMEX price in the contractual month of shipment except for 76.5 million pounds of copper that have been priced at fixed amounts through forward purchase contracts covered by customer sales agreements at copper prices at least equal to Essex' copper commitment.

     At December 31, 1997, Essex had committed $4,997 to outside vendors for certain capital projects.

                         ESSEX INTERNATIONAL INC.

In Thousands of Dollars
-----------------------

     Essex occupies space and uses certain equipment under lease arrangements. Rent expense was $7,478, $8,941 and $12,176 under such arrangements for 1995, 1996 and 1997, respectively. Rental commitments at December 31, 1997 under long-term noncancellable operating leases were as follows:


                             Real Estate      Equipment     Total
                             -----------      ---------     -----
1998                         $ 4,504          $ 4,785       $ 9,289
1999                           4,715            3,733         8,448
2000                           4,134            2,848         6,982
2001                           3,491              957         4,448
2002                           2,803              700         3,503
After 2002                     7,939              230         8,169
                              ------           ------        ------

                             $27,586          $13,253       $40,839
                              ======           ======        ======

                           ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------

NOTE 14   QUARTERLY FINANCIAL DATA (UNAUDITED)

[CAPTION]

1996                      1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
----                      --------    --------    -------     ---------
Net sales                 $308,410    $337,533    $328,777    $357,329
Gross margin                49,759      52,891      58,964      67,975
Income before
  extraordinary charge       6,390       7,596      11,582      11,940
Net income (a)               6,390       7,596      11,582      10,757
Net income applicable
  to common stock            4,304       5,438       5,369      10,757

Earnings per common share:
  Income before
   extraordinary charge      $ .24       $ .31       $ .23       $ .51
  Extraordinary charge           -           -           -         .05
                              ----        ----        ----        ----

  Net income                 $ .24       $ .31       $ .23       $ .46
                              ====        ====        ====        ====

Earnings per common share -
  assuming dilution:
   Income before
     extraordinary charge    $ .23       $ .30       $ .21       $ .47
   Extraordinary charge          -           -           -         .05
                              ----        ----        ----        ----

   Net income                $ .23       $ .30       $ .21       $ .42
                              ====        ====        ====        ====


                              ESSEX INTERNATIONAL INC.

In Thousands of Dollars, Except Per Share Data
----------------------------------------------


1997                      1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
----                      --------    --------    -------     ---------
Net sales                 $410,778    $453,331    $445,166    $392,054
Gross margin                79,871      87,710      82,190      81,326
Net income                  19,243      23,427      22,058      19,226
Earnings per common share:
  Net income                 $ .80       $ .84       $ .76       $ .65
                              ====        ====        ====        ====

  Net income - assuming
   dilution                  $ .71       $ .79       $ .72       $ .63
                              ====        ====        ====        ====


(a) In the fourth quarter of 1996, Essex recognized an extraordinary charge of $1,183 ($.05 per share assuming dilution), net of applicable income tax benefit of $788, representing the write-off of unamortized deferred debt expense in connection with the termination of its former credit agreement.

                                                           SCHEDULE I

                       ESSEX INTERNATIONAL INC.

                     PARENT COMPANY ONLY CONDENSED BALANCE SHEETS
                                (In Thousands of Dollars)


                                                December 31,
                                          ------------------------
                                            1996            1997
                                          --------        --------

               ASSETS
Cash and cash equivalents                 $  1,530        $     11
Refundable income taxes                      1,211           4,135
Due from Essex Group, Inc.                   5,153          55,000
Investment in Essex Group, Inc.            151,066         235,164
                                           -------         -------

                                          $158,960        $294,310
                                           =======         =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities                       $    244        $    214
Common stock subject to put                 12,626               -

Other stockholders' equity:
  Common stock                                 228             296
  Additional paid-in capital               123,886         188,084
  Retained earnings                         21,976         105,716
                                           -------         -------

                                           146,090         294,096
                                           -------         -------

                                          $158,960        $294,310
                                           =======         =======


                See Note to Condensed Financial Statements

                                                      SCHEDULE I
                                                      (continued)

                            ESSEX INTERNATIONAL INC.
               PARENT COMPANY ONLY CONDENSED STATEMENTS OF INCOME
                           (In Thousands of Dollars)


                                              Years Ended
                                              December 31,
                                 -----------------------------------------
                                    1995           1996            1997
                                   ------         ------          ------
Costs and Expenses:
  Interest expense                 $ 14,476       $      -        $      -
  Other expense, net                     47             63              44
                                    -------         ------          ------
Loss before income taxes,
  equity in earnings of
  subsidiary, and extraordinary
  charge                            (14,523)           (63)           (44)
Income tax (benefit) provision       (5,300)             -             100
                                    -------         ------          ------
Loss before equity in earnings
  of subsidiary and extraordinary
  charge                             (9,223)           (63)          (144)
Equity in earnings of Essex
  Group, Inc. before extraordinary
  charge                             22,494         37,571          84,098
                                    -------         ------          ------

Income before extraordinary charge   13,271         37,508          83,954

Equity in Essex Group, Inc.
  extraordinary charge-net of
  income tax benefit                  2,971          1,183               -
                                    -------         ------          ------

Net income                         $ 10,300       $ 36,325        $ 83,954
                                    =======        =======         =======

                See Note to Condensed Financial Statements

                                                    SCHEDULE I
                                                          (continued)

                        ESSEX INTERNATIONAL INC.

         PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
                       (In Thousands of Dollars)


                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------
OPERATING ACTIVITIES
  Net income                      $  10,300        $  36,325       $ 83,954
  Adjustments to reconcile
   net income to cash provided
   by operating activities:
   Equity in earnings of
     Essex Group, Inc.              (19,523)         (36,388)       (84,098)
   Non cash interest
     expense                         14,476                -              -
   Provision for deferred
     income taxes                     1,511                -              -
   Changes in operating
     assets and liabilities:
     (Increase) decrease
      in accounts payable
      and accrued liabilities        (3,708)              73            (30)
     (Increase) decrease
      in amount due from
      Essex Group, Inc.              32,595           (4,769)         2,949
     Increase (decrease)
      in other assets                (1,555)           1,851         (2,924)
                                    -------          -------         ------

     NET CASH PROVIDED BY
       (USED FOR) OPERATING
       ACTIVITIES                    34,096           (2,908)          (149)
                                    -------          -------         ------

                                                                SCHEDULE I
                                                               (continued)

                         ESSEX INTERNATIONAL INC.

           PARENT COMPANY ONLY CONDENSED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)



                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------

FINANCING ACTIVITIES
  Preferred stock redemption              -          (59,277)             -
  Proceeds from issuance of
    common stock                          -           63,677         46,241
  Dividend received from
    Essex Group, Inc.               238,748                -              -
  Proceeds from exercise of
   stock options                          -                -            324
  Common stock repurchase                 -                -           (500)
  Repurchase of senior
    discount debentures            (272,850)               -              -
  Intercompany transfer from
    Essex Group, Inc.                     -                -        (47,435)
                                   --------         --------        -------

     NET CASH PROVIDED BY
      (USED FOR) FINANCING
       ACTIVITIES                   (34,102)           4,400         (1,370)
                                   --------         --------        -------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS               (6)           1,492         (1,519)

Cash and cash equivalents
 at beginning of year                    44               38          1,530
                                   --------         --------        -------

Cash and cash equivalents
 at end of year                   $      38        $   1,530       $     11
                                   ========         ========        =======


                     See Notes to Consolidated Financial Statements

                                                        SCHEDULE I
                                                       (continued)

                       ESSEX INTERNATIONAL INC.

             PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

                NOTE TO CONDENSED FINANCIAL STATEMENTS


     Detailed notes to consolidated financial statements of Essex
International Inc. ("Essex International") are included beginning on page
F-5.

     Essex International is the holding company for Essex. The principal asset of Essex International is all of the outstanding common stock of Essex. The investment in Essex is accounted for using the equity method for this presentation. All of such stock is pledged to the lenders of Essex under bank financing agreements. Generally, Essex International has no source of income other than the earnings, if any, of Essex.

     Essex International and Essex file a consolidated U.S. federal income tax return. Under a tax sharing agreement, Essex' aggregate income tax liability is calculated as if it were to file a separate return with its subsidiaries.

     The amount due from Essex Group, Inc. represents an intercompany transfer which is non-interest bearing, has no formal repayment schedule and no expiration date.

                                                      SCHEDULE II

                     ESSEX INTERNATIONAL INC.

                 VALUATION AND QUALIFYING ACCOUNTS
                     (In Thousands of Dollars)

                                                  Years Ended
                                                  December 31,
                                  -------------------------------------------
                                     1995             1996            1997
                                  ----------       ----------      ----------
[S]                               [C]              [C]             [C]
Allowance for doubtful accounts:

Balance at beginning of year      $ 3,537          $ 3,930         $ 5,239
  Provision                           676            1,782           1,037
  Write-offs                         (476)            (738)        (1,204)
  Recoveries                          193              265             511
                                   ------           ------          ------

  Balance at end of year          $ 3,930          $ 5,239         $ 5,583
                                   ======           ======          ======

                                                         EXHIBIT 21.01


                            ESSEX GROUP, INC. (MICHIGAN)

                           SUBSIDIARIES OF THE REGISTRANT





Essex Group, Inc.                                       Michigan

Essex Group, Inc.                                       Delaware

Essex Canada                                            Delaware

Essex Wire Corporation                                  Michigan

Diamond Wire & Cable Co.                                Illinois

Essex Group Export Inc.                                 U.S. Virgin Islands

Interstate Industries Holdings Inc.                     Delaware

Interstate Industries, Inc.                             Mississippi

Essex Group Mexico Inc.                                 Delaware

Essex Group Mexico, S.A. de C.V.                        Mexico

SX Mauritius Holding Inc.                               Mauritius

                               INDEX OF EXHIBITS

Exhibit
 No.                          Description
--------------------------------------------------------------------------
2.01- Agreement and Plan of Merger, dated as of July 24, 1992, between B E Acquisition Corporation and the Registrant (then known as MS/Essex Holdings Inc.), incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on August 10, 1992 (Commission File No. 1-10211)
2.02- Amendment dated as of October 1, 1992, to the Agreement and Plan of Merger between B E Acquisition Corporation and the Registrant, incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
3.01- Second Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591).
3.02- By-Laws of the Registrant, as amended and restated, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
4.01- Indenture dated as of May 7, 1993, among Essex Group, Inc. and NBD Bank, National Association, as Trustee, under which the 10% Senior Notes Due 2003 are outstanding, incorporated by reference to Exhibit 4.1 to the Essex Registration Statement on Pre-Effective Amendment No. 1 to Form S-2 (Commission File No. 33-59488)
4.02- Amended and Restated Credit Agreement, dated as of October 31, 1996, among the Registrant, Essex Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 4.5 to Amendment No. 2 of the Registrant's Registration Statement on Form S-1, filed with the Commission on April 10, 1997 (Commission File No. 333-22043)
4.03- Credit Agreement dated as of October 31, 1996, among the Registrant, Essex Group, Inc., the lenders named therein and The Chase Manhattan Bank, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 13, 1996 (Commission File No. 1-10211)
4.04- Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 12, 1995 (Commission File No. 1-10211)
4.05- Amendment No. 1 dated as of June 1, 1997 to the Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 1997 (Commission File No. 1-10211)

                              INDEX OF EXHIBITS

Exhibit
 No.                          Description
--------------------------------------------------------------------------
4.06- Amendment No. 2 dated as of September 2, 1997 to the Agreement and Lease dated as of April 12, 1995, between Mellon Leasing Corporation and Essex Group, Inc., incorporated by reference to Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 1997 (Commission File No. 1-10211)
9.01- Management Stockholders and Registration Rights Agreement dated as of October 9, 1992, among B E Acquisition Corporation, Bessemer Capital Partners, L.P. and certain employees of the Registrant's subsidiaries, incorporated by reference to Exhibit 28.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
10.01- Advisory Services Agreement dated as of December 15, 1992, among Bessemer
       Capital Partners, L.P., the Registrant and Essex Group, Inc. incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-10211)
10.02- Amended and Restated Stock Option Plan of the Registrant, incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K, filed with the Commission on October 26, 1992 (Commission File No. 1-10211)
10.03- Amendment No. 1 to the Stock Option Plan, incorporated by reference to
       Exhibit 99.04 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on February 19, 1997 (Commission File No. 1-10211)
10.04- Amendment No. 2 to the Stock Option Plan, incorporated by reference to
       Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
10.05- Stock Option Plan for Nonemployee Directors of the Registrant, incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Commission on August 14, 1997 (Commission File No. 333-33591)
21.01- Subsidiaries of the Registrant
23.01- Consent of Ernst & Young LLP
27.01- Financial Data Schedule - December 31, 1997
27.02- Restated Financial Data Schedule - September 30, 1997
27.03- Restated Financial Data Schedule - June 30, 1997
27.04- Restated Financial Data Schedule - March 31, 1997
27.05- Restated Financial Data Schedule - December 31, 1996
27.06- Restated Financial Data Schedule - September 30, 1996
27.07- Restated Financial Data Schedule - June 30, 1996
27.08- Restated Financial Data Schedule - March 31, 1996