Form 10-Q
period 1998-05-13
ESSEX INTERNATIONAL INC /
filed 1998-05-13
CIK 846919

===========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                     or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                 to

                       Commission File Number 1-10211

                          ESSEX INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)

       DELAWARE                                        13-3496934
-------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                1601 WALL STREET, FORT WAYNE, INDIANA 46802
-------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (219) 461-4000

                                    None
                    -----------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       Number of Shares Outstanding
     Common Stock                          As of March 31, 1998
     ------------                      ----------------------------
    $.01 Par Value                               30,207,275


===========================================================================

                          ESSEX INTERNATIONAL INC.

                              FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED MARCH 31, 1998


                                                               Page No.

Part I.  Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets........................    3

           Consolidated Statements of Income..................    4

           Consolidated Statements of Cash Flows..............    5

           Notes to Consolidated Financial Statements.........    6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations......   10

Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K...................   15

Signature.....................................................   16

                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ESSEX INTERNATIONAL INC.

                        CONSOLIDATED BALANCE SHEETS


                                                                         March 31,
                                                                            1998       December 31,
In Thousands, Except Share and Per Share Data                           (Unaudited)      1997
-----------------------------------------------------------------------------------------------------
                    ASSETS

Current assets:
  Cash and cash equivalents ..........................................     $  7,180    $  2,843
  Accounts receivable (net of allowance of $5,362 and $5,583) ........      195,935     191,737
  Inventories ........................................................      249,656     233,020
  Other current assets ...............................................       11,320      15,152
                                                                           --------    --------

       Total current assets ..........................................      464,091     442,752

Property, plant and equipment (net of accumulated depreciation
  of $143,216 and $136,365) ..........................................      287,242     287,832
Excess of cost over net assets acquired (net of accumulated
  amortization of $22,670 and $21,610) ...............................      122,162     123,222
Other intangible assets and deferred costs (net of accumulated
  amortization of $4,417 and $4,103) .................................        6,626       5,478
Other assets .........................................................        4,657       4,468
                                                                           --------    --------

                                                                           $884,778    $863,752
                                                                           ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks .............................................     $ 27,444    $ 34,752
  Current portion of long-term debt ..................................        2,500       2,500
  Accounts payable ...................................................       70,750      63,845
  Accrued liabilities ................................................       66,359      66,425
  Deferred income taxes ..............................................       16,246      15,796
                                                                           --------    ---------

       Total current liabilities .....................................      183,299     183,318

Long-term debt .......................................................      305,625     316,250
Deferred income taxes ................................................       53,130      54,438
Other long-term liabilities ..........................................       17,611      15,650

Stockholders' equity:
  Common stock, par value $.01 per share; authorized 150,000,000 shares:  30,207,275 and 29,644,482 shares issued and outstanding
     at March 31, 1998 and December 31, 1997, respectively ...........          302         296
  Additional paid in capital .........................................      197,413     188,084
  Retained earnings ..................................................      127,398     105,716
                                                                           --------    --------

       Total stockholders' equity ....................................      325,113     294,096
                                                                           --------    --------

                                                                           $884,778    $863,752
                                                                           ========    ========

               See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                                                                 Three Months Ended
                                                                    March 31,
In Thousands, Except Per Share Data                            1998         1997
------------------------------------------------------------------------------------

Net sales .............................................     $ 385,418    $ 410,778
Cost of goods sold ....................................       303,903      330,907
                                                            ---------    ---------

Gross profit ..........................................        81,515       79,871
Selling and administrative expenses ...................        37,919       36,961
Other income, net .....................................          (248)         (60)
                                                            ---------    ---------

Income from operations ................................        43,844       42,970
Interest expense ......................................         7,362       11,127
                                                            ---------    ---------

Income before income taxes ............................        36,482       31,843
Provision for income taxes ............................        14,800       12,600
                                                            ---------    ---------

Net income ............................................     $  21,682    $  19,243
                                                               ======    =========

Earnings per common share:

     Net income .......................................         $ .73       $  .80
                                                                =====       ======

     Net income - assuming dilution ...................         $ .70       $  .71
                                                                =====       ======


               See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
In Thousands of Dollars                                                       1998        1997
-------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income .........................................................     $  21,682   $  19,243
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization ..................................         8,662       8,313
      Non cash interest expense ......................................           289         381
      Non cash pension expense .......................................         1,102         902
      Provision for losses on accounts receivable ....................          (191)        235
      Benefit for deferred income taxes ..............................          (858)     (4,042)
      Loss on disposal of property, plant and equipment ..............           368         172
      Changes in operating assets and liabilities:
        Increase in accounts receivable ..............................        (4,007)    (28,047)
        Increase in inventories ......................................       (16,636)    (25,312)
        Increase in accounts payable and accrued liabilities .........        13,805       4,702
        Net decrease in other assets and liabilities .................         4,672       1,862
                                                                           ---------   ---------

        NET CASH PROVIDED BY (USED FOR)
           OPERATING ACTIVITIES ......................................        28,888     (21,591)
                                                                           ---------   ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment .........................        (7,362)     (5,752)
  Proceeds from disposal of property, plant and equipment ............             6         252
  Other investments ..................................................           (26)       --
                                                                           ---------   ---------

        NET CASH USED FOR INVESTING ACTIVITIES .......................        (7,382)     (5,500)
                                                                           ---------   ---------

FINANCING ACTIVITIES
  Proceeds from long-term debt .......................................        31,000     237,500
  Repayment of long-term debt ........................................       (41,625)   (190,294)
  Proceeds from notes payable to banks ...............................       190,535     115,158
  Repayment of notes payable to banks ................................      (197,843)   (138,941)
  Common stock repurchase ............................................          --          (500)
  Debt issuance costs ................................................        (1,463)       --
  Stock issuance costs ...............................................          --           (60)
  Proceeds from exercised stock options ..............................         2,227          57
                                                                           ----------   ----------

      NET CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES ........................................       (17,169)     22,920
                                                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...................................................         4,337      (4,171)

Cash and cash equivalents at beginning of period .....................         2,843       4,429
                                                                           ---------   ---------

Cash and cash equivalents at end of period ...........................     $   7,180   $     258
                                                                           =========   =========


               See Notes to Consolidated Financial Statements

                          ESSEX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

In Thousands, Except Share and Per Share Data

NOTE 1  ORGANIZATION

          Unless the context otherwise indicates, the term "Company" refers to Essex International Inc. ("Essex International") and its consolidated subsidiaries, including its wholly owned subsidiary, Essex Group, Inc. ("Essex"). The principal asset of Essex International is all of the outstanding common stock of Essex.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of the Company, necessary to present fairly the consolidated financial position of the Company as of March 31, 1998, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1998 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

     Recently Issued Accounting Standards

          In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which are required to be adopted on December 31, 1998. It is management's belief that the disclosure provisions of FAS 130 are not material to its consolidated financial statements. With respect to FAS 131, the Company will be required to report certain information about its operating segments in annual and interim financial statements issued to stockholders. FAS 131 also requires the reporting of certain information about products and services, geographic areas in which the Company operates and major customers. The Company has not yet completed its analysis to determine the manner in which operating segment disclosures will be made in the Company's annual and interim financial statements, however, the disclosure of additional operating information may result upon the adoption of FAS 131.

NOTE 3   INVENTORIES

     Inventories consist of the following:

                                              March 31,    December 31,
                                                 1998          1997
                                              ---------    ------------
Finished goods...........................     $178,798       $162,570
Raw materials and work in progress.......       52,527         54,146
                                              --------       --------
                                               231,325        216,716
LIFO reserve.............................       18,331         16,304
                                              --------       --------

                                              $249,656       $233,020
                                              ========       ========

                          ESSEX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

In Thousands, Except Share and Per Share Data

          The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $240,055 and $222,957 at March 31, 1998 and December 31, 1997, respectively.

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

NOTE 4  LONG-TERM DEBT

     Long-term debt consists of the following:

                                              March 31,    December 31,
                                                1998          1997

     10% Senior notes.......................  $200,000       $200,000
     Revolving loan.........................    90,000        100,000
     Lease obligation.......................    18,125         18,750
                                              --------       --------
                                               308,125        318,750
          Less current portion..............     2,500          2,500
                                              --------       --------

                                              $305,625       $316,250
                                              ========       ========

          Through March 31, 1998, the Company fully complied with all of the financial ratios and covenants under the agreements governing its outstanding indebtedness.

          Also see Note 7 Subsequent Event for additional information concerning long-term debt.

NOTE 5  CONTINGENT LIABILITIES

          There are various claims and pending legal proceedings against Essex including environmental matters and other matters arising out of the ordinary course of its business. Pursuant to the 1988 acquisition of Essex by Essex International from United Technologies Corporation ("UTC"), UTC agreed to indemnify Essex against all losses (as defined) resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988. Except for certain matters relating to permit compliance, Essex is fully indemnified with respect to conditions, events or circumstances known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. The amounts related to this environmental contingency are not material to the Company's consolidated financial statements. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which only became known in the five-year period commencing February 29, 1988. As to any such losses, Essex is responsible for the first $4,000 incurred. Management and its legal counsel periodically review the probable outcome of pending proceedings and the costs reasonably expected to be incurred. Essex accrues for these costs when it is probable that a liability

                          ESSEX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

In Thousands, Except Share and Per Share Data

has been incurred and the amount of the loss can be reasonably estimated. After consultation with counsel, in the opinion of management, the ultimate cost to Essex, exceeding amounts provided, will not materially affect its consolidated financial position, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

          Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At March 31, 1998, the number of cases filed against Essex was 61 involving approximately 229 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

NOTE 6   EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 1998            1997
                                                 -----           ----
Numerator:
Net income applicable to common stock......   $    21,682    $    19,243
                                              ===========    ===========

Denominator:
  Denominator for basic earnings per
   share--weighted-average shares.........     29,921,180     24,076,990
    Effect of dilutive securities:
      Stock options........................       998,984      1,243,588
      Warrants.............................             -      1,880,834
                                              -----------    -----------
        Dilutive potential common shares...       998,984      3,124,422
                                              -----------    -----------
Denominator for diluted earnings
  per share--adjusted weighted-average
  shares.................................      30,920,164     27,201,412
                                              ===========    ===========

Earnings per common share:
   Net income..............................         $ .73          $ .80
                                                    =====          =====

   Net income--assuming dilution...........         $ .70          $ .71
                                                    =====          =====

                          ESSEX INTERNATIONAL INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

In Thousands, Except Share and Per Share Data

NOTE 7  SUBSEQUENT EVENT

          On March 31, 1998, the Company called for redemption (the "Redemption") its outstanding 10% Senior Notes due 2003 (the "Notes").
The Notes were redeemed at the close of business on May 1, 1998, at 103.75% of the principal amount then outstanding plus accrued and unpaid interest to the redemption date. The aggregate principal, premium and accrued interest paid upon the Redemption totaled $217,500 and was financed by the Company through a combination of borrowings under the Company's revolving credit facility, which was amended and restated in connection with the Redemption, and a new accounts receivable securitization program. During the second quarter 1998, the Company will record extraordinary charges totaling $7,500 ($12,500 before applicable tax benefit) or approximately $.24 per share on a diluted basis, representing the redemption premium and the write-off of unamortized deferred debt costs associated with the Notes and the Company's prior revolving credit facility.

          The amended and restated revolving credit agreement was entered into among Essex, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which terminates October 31, 2001, provides for up to $370,000 in revolving loans reduced by borrowings under the Company's Canadian credit facility and unsecured lines of credit in excess of $100,000. The Revolving Credit Agreement also provides a $25,000 letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a specified leverage ratio is achieved. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon a specific leverage ratio. Indebtedness under the Revolving Credit Agreement is guaranteed by Essex International and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries except for those assets secured under the accounts receivable securitization program. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein.

          The accounts receivable securitization program was entered into among Essex and certain of its subsidiaries, Essex Funding Inc. ("Essex Funding") and Three Rivers Funding Corporation ("TRFCO"), which became effective April 30, 1998 (the "Receivable Securitization Program"). The Receivable Securitization Program provides for the sale of certain trade receivables of Essex and certain of its subsidiaries, up to $150,000, to a wholly owned, limited purpose subsidiary of Essex, Essex Funding. Essex Funding finances its purchases of receivables through secured borrowings from TRFCO. TRFCO generally obtains its financing through proceeds received upon the issuance of commercial paper.

          Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 6.0% per annum, including certain fees and expenses, at April 30, 1998). The Receivable Securitization Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. At April 30, 1998, $143,992 was outstanding under this program.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Unless the context otherwise indicates, the term "Company" refers to Essex International, Inc. ("Essex International") and its consolidated subsidiaries, including its wholly owned subsidiary, Essex Group, Inc. ("Essex"). The principal asset of Essex International is all of the outstanding common stock of Essex.

          In October 1992, the Company was acquired by Bessemer Holdings, L.P. ("BHLP") (an affiliate and successor in interest to Bessemer Capital Partners, L.P.), certain present and former employees of the Company and other investors. In May 1997, the Company completed its initial public offering of common stock (the "Offering") and began trading on the New York Stock Exchange (SXC).

          The Company, founded in 1930, is a leading North American developer, manufacturer and distributor of electrical wire and cable and insulation products serving over 11,000 customers worldwide in a wide range of industrial markets from its 28 manufacturing facilities and 37 service centers located throughout the United States and Canada. Among the Company's products are building wire for commercial and residential construction applications; magnet wire and insulation materials for electromechanical devices such as motors, transformers and electrical controls; copper communication wire and cable for voice and data transmissions both inside and outside the home or office; industrial wire for applications in construction, appliances, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks.

Results of Operations

Three Months Ended March 31, 1998

          Net sales for the first quarter 1998 were $385.4 million or 6.2% below the first quarter 1997 net sales of $410.8 million, resulting primarily from a marked reduction in copper prices, the Company's principal raw material, partially offset by higher sales volumes. During the first quarter 1998, the average price per pound of copper on the New York Commodity Exchange, Inc. (COMEX) was $.77 versus $1.11 for the comparable period in 1997, a decline of 30.6%. Notwithstanding the magnitude of the price decline, copper prices are generally passed on to customers through product pricing. On a copper price adjusted basis, net sales for the first quarter 1998 increased approximately 7% over the first quarter 1997. Sales volume improved 3.9% over the first quarter 1997 reflecting continued long-term growth in the Company's primary served markets. Residential, non-residential and renovation construction activity is exhibiting continued improvement reflecting favorable economic conditions within the domestic economy. The domestic magnet wire market continues to demonstrate long-term growth trends fueled by increasing demand for electrical convenience items in homes, offices and vehicles and greater use of energy efficient electric motors which require significantly more magnet wire. Outside plant (OSP) copper cable demand, both domestically and internationally, remains strong while the market for high-bandwidth datacom wire is experiencing double digit growth rates. The Company believes OSP copper cable demand continues to strengthen due, in part, to the large installed base and low cost of copper cable, ease of installation and recent enhancements in copper electronics which have improved its transmission capacities. High-bandwidth datacom wire demand is being driven by the recent proliferation of personal computers, internet usage, and the development of local and wide area networks. On a copper price adjusted basis, sales of the Company's building wire, magnet wire and communication wire products for the first quarter 1998 exceeded the comparable period last year by 6%, 2% and 29%, respectively. With respect to the Company's industrial and automotive wire products, sales for the first quarter 1998, on a copper adjusted basis, exceeded the same period last year by 5% and 12%, respectively.

          Cost of goods sold for the first quarter 1998 was 8.2% below the comparable period last year due primarily to lower copper prices partially offset by higher sales volumes. The Company's cost of goods sold, as a percentage of net sales were 78.9% and 80.6% in the first quarter 1998 and 1997, respectively. On a copper adjusted basis, however, gross profit margins declined to 21.1% for the first quarter 1998 from 22.2% for the first quarter 1997. The decline in gross profit margin was due primarily to copper related purchasing gains, of approximately $3.5 million, recorded in the first quarter 1997 which were not repeated in 1998 and, to a lesser extent, reduced spread between selling prices of building wire and the Company's cost of copper.

          Selling and administrative expenses for the first quarter 1998 rose 2.4% above the comparable period last year due primarily to an increased number of employees and higher general expenses. However, selling and administrative expenses as a percentage of net sales were 9.8% for the first quarter 1998 compared with approximately 10.3% for the same period last year on a copper adjusted basis. This improvement reflects general and administrative economies of scale associated with the Company's higher level of sales volume.

          Interest expense for the first quarter 1998 was $3.8 million or nearly 34% below the comparable period last year. The reduction in interest expense was attributable to a $134.1 million reduction in average debt outstanding for the first quarter 1998 versus the first quarter of 1997, partially offset by a slight increase in the Company's average cost of borrowed funds. The reduction in average debt outstanding was attributable to particularly strong free cash flows after investing activities and the proceeds received under the Offering ($46.2 million).

          Income tax expense for the first quarter 1998 was 40.6% of pretax income compared with 39.6% for the first quarter of 1997.

Liquidity, Capital Resources and Financial Condition

          General

          Essex International is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of Essex. All of such stock is pledged, however, to the lenders under the Revolving Credit Agreement (as defined below). Accordingly, Essex International's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to Essex International in amounts sufficient to service Essex International's cash obligations.

          Essex International expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Revolving Credit Agreement. Such payments may include: (i) an amount necessary under the tax sharing agreement between Essex and Essex International to enable Essex International to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of BHLP of up to $1.0 million; and (iii) certain other amounts to meet ongoing expenses of Essex International (such amounts are considered to be immaterial both individually and in the aggregate, however, because Essex International has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Revolving Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Revolving Credit Agreement.

          On March 31, 1998, the Company called for redemption (the "Redemption") its outstanding 10% Senior Notes due 2003 (the "Notes").
The Notes were redeemed at the close of business on May 1, 1998, at 103.75% of the principal amount then outstanding plus accrued and unpaid interest to the redemption date. The aggregate principal, premium and accrued interest paid upon the Redemption totaled

$217.5 million and was financed by the Company through a combination of borrowings under the Revolving Credit Facility, which was amended and restated in connection with the Redemption, and the Receivable
Securitization Program (as defined below).

          The Company's aggregate notes payable to banks and long-term debt at March 31, 1998, was $335.6 million and its stockholders' equity was $325.1 million. The resulting ratio of debt to total capitalization improved to 51% from 55% at December 31, 1997. As of March 31, 1998 the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

          Credit Facilities and Lines of Credit

          The Company maintains the following credit facilities: (i) a $370.0 million revolving credit agreement, amended and restated effective March 27, 1998, among Essex, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement"); (ii) a $150.0 million accounts receivable securitization program among Essex and certain of its subsidiaries, Essex Funding Inc. ("Essex Funding") and Three Rivers Funding Corporation ("TRFCO"), which became effective April 30, 1998 (the "Receivable Securitization Program"); (iii) a $25.0 million agreement and lease, dated as of April 12, 1995, between Essex and Mellon Leasing Corporation (the "Sale and Leaseback Agreement"); (iv) a $15.0 million (U.S. dollar) credit agreement between a subsidiary of the Company and the Bank of Montreal (the "Canadian Credit Agreement"); and (v) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $55.0 million.

          The Revolving Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans reduced by borrowings under the Canadian Credit Agreement and the Company's unsecured lines of credit in excess of $100.0 million. The Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and
 .375%, respectively, if a specified leverage ratio is achieved. Based upon the specified leverage ratio at March 31, 1998, the Company's floating rate of interest for borrowings under the Revolving Credit Agreement is LIBOR plus 0.375%. The average commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon a specific leverage ratio. Indebtedness under the Revolving Credit Agreement is guaranteed by Essex International and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries except for those assets secured under the Receivable Securitization Program. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein. As of March 31, 1998, the Company had $272.8 million of undrawn capacity based upon a $370.0 million borrowing line of credit, reduced by outstanding borrowings under: (i) the Revolving Credit Agreement ($90.0 million); and (ii) the Canadian Credit Agreement ($7.2 million). The Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations;
(b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets. Through March 31, 1998, the Company fully complied with all of the financial ratios and covenants contained in the Revolving Credit Agreement.

          The Receivable Securitization Program provides for the sale of certain trade receivables of Essex and certain of its subsidiaries, up to $150.0 million, to a wholly owned, limited purpose subsidiary of Essex, Essex Funding. Essex Funding finances its purchases of receivables through secured borrowings from TRFCO. TRFCO generally obtains its financing through proceeds received upon the issuance of commercial paper.

          Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 6.0% per annum, including certain fees and expenses, at April 30, 1998). The Receivable Securitization Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. At April 30, 1998, $144.0 million was outstanding under this program.

          The Sale and Leaseback Agreement provides $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by the lessor at LIBOR plus 1.875%. The effective interest rate can be reduced by 0.125% to 1.125% if certain specified financial conditions are achieved.

          As of March 31, 1998, $7.2 million was outstanding under the Canadian Credit Agreement and denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Revolving Credit Agreement. The Canadian Credit Agreement terminates on May 30, 1998, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

          The Company had $20.2 million of unsecured bank lines of credit outstanding as of March 31, 1998. Such amount is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

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

          Operating Activities. Net cash provided by operating activities in the first quarter of 1998 was $28.9 million, compared to net cash used of $21.6 million in the same period last year. The increase in cash provided by operating activities was primarily the result of reduced growth in accounts receivable attributable to a 31% decline in the average COMEX cost of copper for the first quarter 1998 compared to the first quarter of 1997, less inventory growth and increased accounts payable and accrued liabilities during the first quarter 1998 compared to the first quarter of 1997.

          Investing Activities. Capital expenditures of $7.4 million for the first quarter 1998 were $1.6 million more than in the first quarter 1997. Capital expenditures in 1998 are expected to be above 1997 levels and will be used to improve manufacturing efficiency, expand capacity, and maintain current facilities and equipment. At March 31, 1998, approximately $7.4 million was committed to outside vendors for capital expenditures. The Revolving Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

          Financing Activities. During the first quarter 1998, free cash flows after investing activities, were applied to reduce debt outstanding including notes payable to banks, by $17.9 million from December 31, 1997.

          Long-Term Liquidity Considerations

          The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. The Company expects that its traditional sources of liquidity will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement.

          The Company's operations involve the use, disposal and cleanup of certain substances regulated under environmental protection laws. The Company has accrued $0.9 million for environmental remediation and restoration costs. The accrual is based upon management's estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed, if any, will not have a material adverse effect on its financial position, cash flows or results of operations.

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

Impact of Year 2000

          The Company is currently working to determine the impact of the year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems, including all date-sensitive hardware and software used in the manufacture and distribution of its products, and pursuing due process "discovery" with respect to the Company's vendors and customers to assure they will be year 2000 compliant in a timely manner. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's hardware or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. Based on information available at this time, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company is currently engaged in identifying and resolving all significant year 2000 issues in a timely manner.

General Economic Conditions and Inflation

          Although net sales are heavily influenced by the price of copper, the Company's principal raw material, the Company's profitability is generally not affected by changes in copper prices because the Company generally has been able to pass on its cost of copper to its customers. The Company attempts to match its copper purchases with its production requirements and thereby minimize copper cathode and rod inventories. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company's future operating results.

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

Information Regarding Forward-Looking Statements

          This document contains various forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. Any statements made that are not historical in nature, including statements preceded by the words "intend", "expect", "would", and similar expressions are forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results and forward-looking statements included herein are fluctuations in the economy, acquisition and consolidation activity in the Company's businesses, the willingness of customers to accept more distant distribution channels, demand for the Company's products, the impact of price competition and fluctuations in the price of copper.


                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Item   Exhibit Index

          10.1 Loan and Security Agreement dated April 28, 1998, between Essex Funding Inc. ("Funding") and Three Rivers Funding Corporation ("TRFC").

          10.2 Sales and Servicing Agreement dated April 28, 1998, among Essex Group, Inc., Diamond Wire & Cable Co., Interstate Industries, Inc., as sellers, Funding, as purchaser, and Essex Group, Inc., as servicer.

          27.1  Financial Data Schedule.

      (b) Reports on Form 8-K:

          No Reports on Form 8-K were filed by Essex International Inc. during the quarter ended March 31, 1998.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ESSEX INTERNATIONAL INC.
                                            (Registrant)


May 13, 1998                    /s/ David A. Owen
                                -------------------------------------
                                David A. Owen
                                Executive Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial Officer)