Form 10-Q
period 1998-06-30
ESSEX INTERNATIONAL INC /
filed 1998-08-12
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998
                                   -------------

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


                                                   Number       of      Shares
    Outstanding
    Common Stock                                        As of June 30, 1998
    -------------                                       -------------------
    $.01 Par Value                                            29,528,425

                             ESSEX INTERNATIONAL INC.

                                 FORM 10-Q INDEX

                       FOR THE QUARTER ENDED JUNE 30, 1998







                                                                      Page No.

    Part I.     Financial Information

         Item 1.     Financial Statements

                     Consolidated Balance Sheets  . . . . . . . . . . . . .  3

                     Consolidated Statements of Income  . . . . . . . . . .  5

                     Consolidated Statements of Cash Flows  . . . . . . . .  6

                     Notes to Consolidated Financial Statements . . . . . .  8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . .   13

    Part II.     Other Information

         Item 4.     Submission of Matters to a Vote of
                     Security Holders . . . . . . . . . . . . . . . . . . . 20

         Item 5.     Other Information  . . . . . . . . . . . . . . . . . . 20

         Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 20

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             ESSEX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                   1998       December 31,
    Dollars In Thousands, Except Per Share Data                 (Unaudited)  1997

    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  5,107     $  2,843
       Accounts receivable (net of allowance of
        $4,944 and $5,583)  . . . . . . . . . . . . . . . . .      185,930      191,737
       Inventories  . . . . . . . . . . . . . . . . . . . . .      266,267      233,020
       Other current assets . . . . . . . . . . . . . . . . .       12,692       15,152
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      469,996      442,752


       Property, plant and equipment, (net of accumulated
        depreciation of $150,062 and $136,365)  . . . . . . .      295,610      287,832
       Excess of cost over net assets acquired (net of
        accumulated amortization of $23,731 and $21,610)  . .      121,102      123,222
       Other intangible assets and deferred costs (net of
         accumulated amortization of $697 and $4,103) . . . .        1,961        5,478
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,872        4,468
                                                                  --------     --------

                                                                  $893,541     $863,752
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements

















                                   ESSEX INTERNATIONAL INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                                 June 30,
                                                                   1998       December 31,
    Dollars In Thousands, Except Per Share Data                 (Unaudited)       1997


    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $153,458    $  34,752
       Current portion of long-term debt  . . . . . . . . . .        2,500        2,500

       Accounts payable . . . . . . . . . . . . . . . . . . .       67,530       63,845
       Accrued liabilities  . . . . . . . . . . . . . . . . .       50,683       66,425
       Deferred income taxes  . . . . . . . . . . . . . . . .       17,325       15,796

              Total current liabilities . . . . . . . . . . .      291,496      183,318


       Long-term debt . . . . . . . . . . . . . . . . . . . .      208,635      316,250
       Deferred income taxes  . . . . . . . . . . . . . . . .       52,603       54,438
       Other long-term liabilities  . . . . . . . . . . . . .       19,198       15,650

    Stockholders' equity:
       Common stock, par value $.01 per share;
        authorized 150,000,000 shares: 30,214,025 and
        29,644,482 shares issued at June 30, 1998
        and December 31, 1997, respectively . . . . . . . . .          302          296
       Additional paid in capital . . . . . . . . . . . . . .      197,950      188,084
       Retained earnings  . . . . . . . . . . . . . . . . . .      137,592      105,716
                                                                  --------     --------
                                                                   335,844      294,096
       Less common stock in treasury, at cost:  685,600
          shares at June 30, 1998                                   14,235            -
                                                                  --------     --------


              Total stockholders' equity  . . . . . . . . . .      321,609      294,096
                                                                  --------     --------

                                                                  $893,541     $863,752
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------- --------------------
    Dollars In Thousands, Except Per Share Data        1998      1997       1998      1997
    -----------------------------------------------------------------------------------------
    Net sales . . . . . . . . . . . . . . . . . . .  $369,601  $453,331   $755,019  $864,109
    Cost of goods sold  . . . . . . . . . . . . . .   298,632   365,621    602,535   696,528
                                                     --------  --------   --------  --------


    Gross profit  . . . . . . . . . . . . . . . . .    70,969    87,710    152,484   167,581
    Selling and administrative expenses . . . . . .    35,403    38,450     73,322    75,411
    Other income, net . . . . . . . . . . . . . . .      (508)      (14)      (756)      (74)
                                                     --------  --------   --------  --------

    Income from operations  . . . . . . . . . . . .    36,074    49,274     79,918    92,244
    Interest expense  . . . . . . . . . . . . . . .     6,602    10,147     13,964    21,274
                                                     --------  --------   --------  --------

    Income before income taxes and
      extraordinary charge  . . . . . . . . . . . .    29,472    39,127     65,954    70,970
    Provision for income taxes  . . . . . . . . . .    11,791    15,700     26,591    28,300
                                                     --------  --------   --------  --------


    Income before extraordinary charge  . . . . . .    17,681    23,427     39,363    42,670
    Extraordinary charge-debt retirement,
      net of income tax benefit . . . . . . . . . .     7,487         -      7,487         -
                                                     --------  --------   --------   -------


    Net income  . . . . . . . . . . . . . . . . . .  $ 10,194  $ 23,427   $ 31,876  $ 42,670
                                                     ========  ========   ========  ========


    Earnings per common share:
       Income before extraordinary charge . . . . .     $ .59      $.84      $1.31     $1.64
       Extraordinary charge . . . . . . . . . . . .      (.25)        -       (.25)        -
       Net income . . . . . . . . . . . . . . . . .     -----     -----      -----     -----
                                                        $ .34     $ .84      $1.06     $1.64
                                                        =====     =====      =====     =====












                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------- --------------------
    Dollars In Thousands, Except Per Share Data        1998      1997       1998      1997
    -----------------------------------------------------------------------------------------
    Net sales . . . . . . . . . . . . . . . . . . .  $369,601  $453,331   $755,019  $864,109
    Cost of goods sold  . . . . . . . . . . . . . .   298,632   365,621    602,535   696,528
                                                     --------  --------   --------  --------
    Earnings per common share --
      assuming dilution:
       Income before extraordinary charge . . . . .     $ .57     $ .79      $1.27     $1.50
       Extraordinary charge . . . . . . . . . . . .      (.24)        -       (.24)        -
       Net income . . . . . . . . . . . . . . . . .     -----     -----      -----     -----
                                                        $ .33     $ .79      $1.03     $1.50
                                                        =====     =====      =====     =====





                  See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    Dollars In Thousands                                       1998         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 31,876      $ 42,670
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      17,392        16,699
      Non cash interest expense . . . . . . . . . . . . .         489         1,211
      Non cash pension expense  . . . . . . . . . . . . .       1,931         1,899
      Loss on repurchase of debt  . . . . . . . . . . . .      12,478             -
      Provision for losses on accounts receivable . . . .        (301)          846
      Benefit for deferred income taxes . . . . . . . . .        (305)       (6,214)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         749           454
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable . . . .       6,108       (40,586)
       Increase in inventories  . . . . . . . . . . . . .     (24,343)      (16,492)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (8,731)       (1,366)
       Net decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .      (3,754)        1,319
                                                             ---------     ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . .      41,097           440
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (15,964)      (14,156)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .          21         3,198
     Acquisitions . . . . . . . . . . . . . . . . . . . .     (13,421)            -
     Other investments  . . . . . . . . . . . . . . . . .         (26)         (900)
                                                             --------      --------

       NET CASH USED FOR INVESTING ACTIVITIES . . . . . .     (29,390)      (11,858)
                                                             --------      --------
                     See Notes to Consolidated Financial Statements














                             ESSEX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           ------------------------
    Dollars In Thousands                                       1998         1997
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     164,635       291,400
     Repayment of long-term debt  . . . . . . . . . . . .    (272,250)     (319,316)
     Proceeds from notes payable to banks . . . . . . . .     545,028       309,634
     Repayment of notes payable to banks  . . . . . . . .    (426,322)     (311,940)
     Common stock repurchase  . . . . . . . . . . . . . .      14,235          (500)
     Proceeds from issuance of common stock . . . . . . .           -        46,022
     Debt issuance costs  . . . . . . . . . . . . . . . .      (1,526)            -
     Proceeds from exercise of stock options  . . . . . .       2,727           186
     Senior Notes redemption premium  . . . . . . . . . .      (7,500)            -
                                                             --------      --------
       NET CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES . . . . . . . . . . . . . .      (9,443)       15,486
                                                             --------      --------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .       2,264         4,068
    Cash and cash equivalents at beginning of period  . .       2,843         4,429
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 5,107       $ 8,497
                                                             ========      ========


                  See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

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

    NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of the Company necessary to present fairly the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of operations and cash flows of the Company for the three and six-month periods ended June 30, 1998 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         Recently Issued Accounting Standards

         In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which are required to be adopted on December 31, 1998. It is management's belief that the disclosure provisions of FAS 130 are not material to its consolidated financial statements. With respect to FAS 131, the Company will be required to report certain information about its operating segments in annual and interim financial statements issued to stockholders. FAS 131 also requires the reporting of certain information about products and services, geographic areas in which the Company operates and major customers. The Company has not yet completed its analysis to determine the manner in which operating segment disclosures will be made in the Company's annual and interim financial statements. However, the disclosure of additional operating information may result upon the adoption of FAS 131.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

    NOTE 3  INVENTORIES

      Inventories consist of the following:


                                                  June 30,      December 31,
                                                    1998            1997
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $186,565          $162,570
      Raw materials and work in process   . .      55,706            54,146
                                                 --------          --------
                                                  242,271           216,716
      LIFO reserve  . . . . . . . . . . . . .      23,996            16,304
                                                 --------          --------
                                                 $266,267          $233,020
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $248,031 and $222,957 at June 30, 1998 and December 31, 1997, respectively.

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

    NOTE 4  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                  June 30,      December 31,
                                                    1998            1997
                                               -------------    -------------
    Revolving loan  . . . . . . . . . . . . .    $193,635          $100,000
    Lease obligation  . . . . . . . . . . . .      17,500            18,750





    10% Senior Notes  . . . . . . . . . . . .           -           200,000
                                                 --------          --------
                                                  211,135           318,750
           Less current portion   . . . . . .       2,500             2,500
                                                 --------          --------
                                                 $208,635          $316,250
                                                 ========          ========


         On May 1, 1998, the Company redeemed its outstanding 10% Senior Notes due 2003 (the "Notes") (the "Redemption"). The Notes were redeemed at 103.75% of the principal amount then outstanding plus accrued and unpaid interest to the redemption date. The aggregate principal, premium and

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

    accrued interest paid upon the Redemption totaled $217,500 and was financed by the Company through a combination of borrowings under the Company's revolving credit facility, which was amended and restated in connection with the Redemption, and a new accounts receivable securitization program. During the second quarter 1998, the Company recorded extraordinary charges totaling $7,487 ($12,478 before applicable tax benefit), or $.24 per share on a diluted basis, representing the redemption premium and the write-offs of unamortized deferred debt costs associated with the Notes and the Company's prior revolving credit facility.

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

         The accounts receivable securitization program, dated April 28, 1998, was entered into among Essex, certain of Essex' subsidiaries, Essex Funding Inc. ("Essex Funding") and Three Rivers Funding Corporation ("TRFCO") (the "Receivable Securitization Program"). The Receivable Securitization Program provides for the sale of certain trade receivables of Essex and certain of its subsidiaries, up to $150,000, to a wholly owned, limited purpose subsidiary of Essex, Essex Funding. Essex Funding finances its purchases of receivables through secured borrowings from TRFCO. TRFCO generally obtains its financing through proceeds received upon the issuance of commercial paper.

         Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 6.0% per annum, including certain fees and expenses, at June 30, 1998). The Receivable Securitization

    Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. Essex Funding's outstanding borrowings are denoted as notes payable to banks in the Consolidated Balance Sheets.

      Through  June  30, 1998,  the Company  fully  complied with  all  of the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

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

      Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At June 30, 1998, the number of cases filed against Essex was 64 involving approximately 246 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

    NOTE 6  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                       1998        1997        1998       1997
                                      ------      ------      ------     ------
    Numerator:
    Income before extraordinary
     charge . . . . . . . . . . .   $   17,681  $   23,427 $   39,363  $   42,670
    Extraordinary charge-debt
      retirement, net of income          7,487           -      7,487           -
      tax benefit . . . . . . . .   ----------  ---------- ----------  ----------
    Net income applicable to        $   10,194 $   23,427  $   31,876  $   42,670
      common stock  . . . . . . .
    Denominator:
     Denominator for basic
      earnings per share--
      weighted-average shares . .   30,149,743  27,882,243 30,036,093   25,990,128
     Effect of dilutive
      securities:
      Stock options . . . . . . .      801,822   1,144,750    900,403    1,194,159
      Warrants  . . . . . . . . .            -     729,131          -    1,304,982
       Dilutive potential           ----------  ---------- ----------   ----------
        common shares . . . . . .      801,822   1,873,881    900,403    2,499,151
     Denominator for diluted        ----------  ---------- ----------   ----------
      earnings per share--adjusted
      weighted-average shares . .   30,951,565  29,756,124 30,936,496   28,489,279
                                    ==========  ========== ==========   ==========

    Earnings per common share:
     Income before extraordinary
      charge  . . . . . . . . . .        $ .59       $ .84      $1.31        $1.64
     Extraordinary charge . . . .         (.25)          -       (.25)           -
                                         -----       -----      -----        -----
     Net income . . . . . . . . .        $ .34       $ .84      $1.06        $1.64
    Earnings per common share-
     assuming dilution:
     Income before extraordinary
      charge  . . . . . . . . . .        $ .57       $ .79      $1.27        $1.50
     Extraordinary charge . . . .         (.24)          -       (.24)           -
     Net income . . . . . . . . .        -----       -----      -----        -----





    Industrial wire . . . . . . .        $ .33       $ .79      $1.03        $1.50
                                         =====       =====      =====        =====

    NOTE 7  COMMON STOCK REPURCHASE

         The Company announced on June 15, 1998 that its Board of Directors had approved the repurchase of up to an aggregate of 3,000,000 shares of its common stock. The share repurchases would be made from time to time in the open market at prevailing prices or in negotiated transactions off the market. At June 30, 1998, the Company had repurchased 685,600 shares at a cost of $14,235.

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

      The Company, founded in 1930, is a leading North American developer, manufacturer and distributor of electrical wire and cable and insulation products serving over 11,000 customers worldwide in a wide range of industrial markets. Among the Company's products are building wire for commercial and residential construction applications; magnet wire and insulation materials for electromechanical devices such as motors, transformers and electrical controls; copper communication wire and cable for voice and data transmissions both inside and outside the home or office; industrial wire for applications in construction, appliances, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks. The Company has approximately 5,100 employees and 28 domestic manufacturing facilities.

    Results of Operations

    Three Months Ended June 30, 1998

      Net sales for the second quarter 1998 were $369.6 million or 18% below the second quarter 1997 net sales of $453.3 million. On a copper price adjusted basis, net sales for the second quarter 1998 declined approximately 7% from the second quarter 1997. During the second quarter 1998, the average price per pound of copper, the Company's principal raw material, on the New York Commodity Exchange, Inc. (COMEX) was $.78 versus $1.14 for the comparable period in 1997, a decline of 32%. Copper costs are generally passed through to customers through product pricing. The decline in second quarter copper-adjusted sale was primarily attributable to the Company's building wire product line which experienced reduced selling prices and an approximate 8% decline in sales volume from the second quarter 1997. Building wire sales volume declined due to the Company's reduced market participation during the second quarter 1998 in an effort to improve the Company's margins. The Company believes that building wire prices came under strong competitive pressures as certain other major producers chose to drop prices and sell heavily to improve market share and/or reduce inventory levels.

      Cost of  goods  sold for  the  second quarter  1998  was 18%  below  the comparable period last year due primarily to lower copper prices and reduced building wire sales volume. The Company's cost of goods sold as a percentage of net sales were 80.8% and 80.7% in the second quarter 1998 and 1997, respectively. On a copper adjusted basis, gross margins declined to 19.2% for the second quarter 1998 from 22.1% for the second quarter 1997. The decline in gross margin was due primarily to reduced spread between selling prices of building wire and the Company's cost of copper.

      Selling and administrative expenses for the second quarter 1998 declined nearly 8% from the comparable period last year due primarily to reduced selling expenses attributable to lower sales volume, partially offset by increased wages and benefits resulting from a higher number of employees. Selling and administrative expenses as a percentage of net copper-adjusted sales were 9.6% for the second quarter 1998 compared with approximately 9.7% for the same period last year.

      Interest expense for the second quarter 1998 was $6.6 million compared with $10.1 million in the same period last year, a 35% reduction. Lower interest costs were attributable to a $101.3 million reduction in average debt outstanding for the second quarter 1998 versus the second quarter 1997 and a significant decline in the Company's average cost of borrowed funds. The reduction in average debt outstanding was attributable to strong free cash flows after investing activities and the proceeds received under the Offering ($46.2 million). The average cost of borrowed funds declined as a result of May 1, 1998 redemption and refinancing of the Company's 10% Senior Notes due 2003 (the "Notes") (the "Redemption").

      Income tax expense for the second quarter 1998 was 40.0% of pretax income compared with 40.1% for the second quarter 1997.

      The Company recorded net income of $10.2 million in the second quarter 1998 compared to net income of $23.4 million in the second quarter 1997. The second quarter 1998 results include extraordinary charges of $7.5 million ($12.5 million before applicable tax benefit), with respect to the Redemption. These charges represent the redemption premium of the Notes and the write-offs of unamortized deferred debt costs associated with the Notes and the prior revolving credit facility that was replaced in connection with the Redemption.

      Six Months Ended June 30, 1998

      Net sales for the first six months ended June 30, 1998 were $755.0 million compared with $864.1 million in the same period last year. On a copper-adjusted basis, net sales for the first half of 1998 were 1% below the first half of 1997. The average COMEX price of copper for the first half of 1998 was $.78 per pound versus $1.13 per pound in the first half of 1997. Net copper-adjusted sales for the first half of 1998 were below those of the first half of 1997 due primarily to second quarter 1998 building wire pricing pressure which resulted in reduced selling prices and sales volumes. The Company believes that building wire prices came under the second quarter competitive price pressure as certain other major wire producers chose to reduce prices and sell heavily to improve market share and/or reduce inventory levels. Copper-adjusted sales of the Company's magnet wire, communication wire and cables, industrial wire and automotive wire were all ahead of the first half of 1997, reflecting continued long-term growth trends in the Company's primary served markets.

      With  regard  to the  underlying drivers  of  the building  wire market, residential, non-residential and renovation construction activity has exhibited further expansion reflecting a combination of low interest rates, high employment levels and continued growth within the domestic economy. The domestic magnet wire market continued to demonstrate long-term growth trends fueled by increasing demand for electrical convenience items in homes, offices and vehicles and greater use of energy efficient electric motors which require significantly more magnet wire. Outside plant (OSP) copper cable demand, both domestically and internationally, remained strong while the market for high-bandwidth datacom wire experienced double digit growth rates. The Company believes OSP copper cable demand has continued to strengthen due, in part, to the large installed base and low cost of copper cable, ease of installation and recent enhancements in copper electronics which have improved its transmission capacities. High-bandwidth datacom wire demand has been driven by the recent proliferation of personal computers, internet usage, and the development of local and wide area networks.

      Cost  of goods  sold  for the  first  half  of 1998  was  13% below  the comparable period last year due primarily to lower copper prices. The Company's cost of goods sold, as a percentage of net sales were 79.8% and 80.6% in the first half of 1998 and 1997, respectively. On a copper adjusted basis, however, gross margins declined to 20.2% for the first half of 1998 from 22.0% for the first half of 1997. The decline in gross margin was due primarily to building wire pricing pressure during the second quarter 1998.

      Selling and administrative expenses for the first half of 1998 declined 3% from the comparable period last year due primarily to reduced selling expenses attributable to lower building wire sales volume and lower general expenses, partially offset by increased wages and benefits resulting from a higher number of employees. Selling and administrative expenses as a percentage of net copper-adjusted sales were 9.7% for the first half of 1998 compared with approximately 9.9% for the same period last year.

      Interest expense for the first six months of 1998 was $14.0 million compared with $21.3 million in the same period last year. Lower interest expense was attributable to a $117.6 million reduction in average debt outstanding for the first half of 1998 versus the first half of 1997 and a decline in the Company's average cost of borrowed funds. The reduction in average debt outstanding was attributable to strong free cash flows after investing activities and the proceeds received under the Offering ($46.2 million). The average cost of borrowed funds declined as a result of the Redemption.

      Income tax expense for the first half of 1998 was 40.3% of pretax income compared with 39.9% for the first half of 1997.

      The Company recorded net income of $31.9 million in the first half of 1998 compared to net income of $42.7 million in the first half of 1997. The first half of 1998 results included extraordinary charges of $7.5 million ($12.5 million before applicable tax benefit), with respect to the Redemption. These charges represented the redemption premium of the Notes and the write-offs of unamortized deferred debt costs associated with the Notes and the prior revolving credit facility that was replaced in connection with the Redemption.

    Liquidity, Capital Resources and Financial Condition

      General

      Essex International Inc. is a holding company with no operations and has virtually no assets other than its ownership of the outstanding common stock of Essex. All of such stock is pledged, however, to the lenders under the Revolving Credit Agreement (as defined below). Accordingly, Essex International's ability to meet its cash obligations is dependent on Essex' ability to pay dividends, to loan, or otherwise advance or transfer funds to Essex International in amounts sufficient to service Essex International's cash obligations.

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

      On May 1, 1998, the Company effected the Redemption of its Notes. The Notes were redeemed at 103.75% of the principal amount then outstanding plus accrued and unpaid interest to the Redemption date. The aggregate principal, premium and accrued interest paid upon the Redemption totaled $217.5 million and was financed by the Company through combination of borrowings under the Revolving Credit Facility, which was amended and restated in connection with the Redemption Securitization Program (as defined below).

      The Company's aggregate notes payable to banks and long-term debt at June 30, 1998 was $364.6 million and its stockholders' equity was $321.6 million. The resulting ratio of debt to total capitalization improved to 53% from 55% at December 31, 1997. As of June 30, 1998, the Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

      Credit Facilities and Lines of Credit

      The Company currently has the following sources of liquidity available to it: (i) a $370.0 million revolving credit agreement, amended and restated effective March 27, 1998, among Essex, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement"); (ii) a $150.0 million accounts receivable securitization program among Essex and certain of its subsidiaries, Essex Funding Inc. ("Essex Funding") and Three Rivers Funding Corporation ("TRFCO"), dated April 28, 1998 (the "Receivable Securitization Program"); (iii) a $25.0 million agreement and lease, dated as of April 12, 1995, between Essex and Mellon Leasing Corporation (the "Sale and Leaseback Agreement"); (iv) a $15.0 million (U.S. dollar) credit agreement between a subsidiary of the Company and the Bank of Montreal (the "Canadian Credit Agreement"); and (v) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $60.0 million.

      The Revolving Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans reduced by borrowings under the Canadian Credit Agreement and the Company's unsecured lines of credit in excess of $100.0 million. The Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a specified leverage ratio is achieved. Based upon the specified leverage ratio at June 30, 1998, the Company's floating rate of interest for borrowings under the Revolving Credit Agreement is LIBOR plus 0.375%. The commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon a specific leverage ratio. Indebtedness under the Revolving Credit Agreement is guaranteed by Essex International and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries except for those assets secured under the Receivable Securitization Program. The Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein. As of June 30, 1998, the Company had $170.0 million of undrawn capacity based upon a borrowing base of $370.0 million borrowing line of credit, reduced by outstanding borrowings under: (i) the Revolving Credit Agreement ($193.6 million); and (ii) the Canadian Credit Agreement ($6.4 million). The Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets.

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

      Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 6.0% per annum, including certain fees and expenses, at June 30, 1998). The Receivable Securitization Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. At June 30, 1998, $133.2 million was outstanding under this program.

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

      As of June 30, 1998, $6.4 million was outstanding under the Canadian Credit Agreement and is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Revolving Credit Agreement. The Canadian Credit Agreement terminates on March 26, 1999, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

      The Company had $13.9 million of unsecured bank lines of credit outstanding as of June 30, 1998 and is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

      Cash Flow and Working Capital

      In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes through June 30, 1999.

      Operating Activities. Net cash provided by operating activities in the first six months of 1998 was $41.1 million, compared to $.4 million in the same period last year. The increase in cash provided by operating activities was primarily the result of a reduction in accounts receivable attributable to a 31% decline in the average COMEX cost of copper for the first six months of 1998 compared to the first six months in 1997, partially offset by additional inventory growth and less net income during the first six months of 1998 compared to the same period in 1997.

      Investing Activities. Capital expenditures of $16.0 million in the first half of 1998 were $1.8 million more than in the first half of 1997. Capital expenditures in 1998 are expected to be above 1997 levels and will be used to improve manufacturing efficiency, expand capacity and maintain current facilities and equipment. At June 30, 1998, approximately $12.0 million was committed to outside vendors for capital expenditures. In June 1998, the Company completed its acquisition of BICC's United Kingdom magnet wire and related distribution operations for approximately $13.4 million in cash plus assumed accounts payable and accrued liabilities. The acquisition was financed from proceeds under the Company's existing credit facilities. Future cash requirements of these operations are expected to be satisfied through the Company's traditional sources of liquidity as previously discussed. The Revolving Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

      Financing Activities. On June 15, 1998 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of

    3,000,000 shares of its common stock. The share repurchases will be made from time to time in the open market at prevailing market prices or in negotiated transactions off the market. Share repurchases are to be financed from proceeds under the Company's existing credit facilities. Through June 30, 1998, the Company had repurchased 685,600 shares of its common stock at an aggregate cost of $14.2 million. The Company also paid during the second quarter 1998 a $7.5 million redemption premium in conjunction with the redemption of the Notes.

      Long-Term Liquidity Considerations

      The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. Additionally, in July 1998, the Company announced a five-year profit growth plan consisting of a series of long-term initiatives requiring considerable amounts of financial resources. The plan, which concludes in the year 2003, includes $131 million of capital expenditures for new plants and equipment, manufacturing and distribution improvements and a major upgrade of the Company's business information systems. The Company expects these additional capital requirements and its traditional liquidity needs for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement will be met through a combination of funds available under its various credit facilities and cash flows from operations. The Company may also consider additional sources of funds if considered necessary and if favorable terms and conditions can be secured.

      The Company's operations involve the use, disposal and cleanup of certain substances regulated under environmental protection laws. The
    Company has accrued $0.9 million for environmental remediation and restoration costs. The accrual is based upon management's estimate of the Company's exposure in light of relevant available information including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, the estimated ability of other potentially responsible parties to pay their proportionate share of remediation costs, the nature of each site and the number of participating parties. Subject to the difficulty in estimating future environmental costs, the Company expects that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed, if any, will not have a material adverse effect on its financial position, cash flow or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    Derivative Financial Instruments

      The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. to protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Copper, the Company's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

    Impact of  Year 2000

      The Company has substantially completed the impact analysis of the year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems, including all date-sensitive hardware and software used in the manufacture and distribution of its products, and is pursuing due process "discovery" with respect to the Company's vendors and customers to assure they will be year 2000 compliant in a timely manner. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's hardware or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. Based on information available at this time, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company is currently engaged in resolving all significant year 2000 issues and believes it will be able to do so in a timely manner.

    General Economic Conditions and Inflation

      Although net sales are heavily influenced by the price of copper, the Company's major raw material, the Company's operating results are generally not affected by changes in copper prices because the Company generally has been able to pass on its cost of copper to its customers. The Company attempts to match its copper purchases with its production requirements and thereby minimize copper cathode and rod inventories. The Company cannot predict future copper prices or the effect of fluctuations in the cost of copper on the Company's future operating results.

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

                           PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

      On April 29, 1998, the Company held its first Annual Meeting of Stockholders ("Meeting"). The stockholders voted upon the following items at the Meeting:

    1.       Election of  Directors:   Messrs. Rodney A. Cohen  and Stuart  S.
    Janney,
           III were elected to three-year terms. Mr. Cohen has served as a director since 1996; Mr. Janney has served as a director since
    1997.
           The voting for each director was as follows:

                                       Shares Voted         Shares
                                            For             Withheld
                                       ------------         --------

           Rodney A. Cohen              26,640,583          250,560
           Stuart S. Janney, III        26,658,983          232,160

           The  terms of the  other directors, Messrs. Steven  R. Abbott, W.L.
    Lyons
           Brown, Jr., Edward O. Gaylord, Robert D. Lindsay and Ward W. Woods expire after 1998.

    2.     The Company's 1997 Stock Option Plan for Nonemployee Directors was
           approved.    There were  25,645,739  shares  for,  1,202,176 shares
    against,
           and 43,228 shares abstained for the proposal.

    Item 5.  Other Information

      Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not later than the close of business on the 60th day, nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting, which for 1999 will be between January 29, 1999 and February 28, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           None.

           (b)  Reports on Form 8-K:

                A Current  Report on  Form 8-K  (Items 5  and 7)  was filed on
    April
                7, 1998 to report the call for redemption on March 31, 1998 by Essex Group, Inc., its wholly owned subsidiary, of all of its outstanding 10% Senior Notes due 2003.

                A Current Report on Form 8-K (Items 5 and 7) was filed on July 10, 1998 to report the Board of Directors on June 15, 1998 had approved the repurchase of up to an aggregate of 3,000,000 shares
                of the Company's common stock.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX INTERNATIONAL INC.
                                            (Registrant)




    August 12, 1998                       /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief    Financial    Officer    and
    Treasurer
                                          (Principal Financial Officer)