Form 10-Q
period 1998-09-30
ESSEX INTERNATIONAL INC /
filed 1998-11-10
CIK 846919

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1998
                                   -------------

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


                                                   Number       of      Shares
    Outstanding
    Common Stock                                        As  of  September  30,
    1998
    -------------                                       -------------------
    $.01 Par Value                                            27,767,939

                             ESSEX INTERNATIONAL INC.

                                 FORM 10-Q INDEX

                     FOR THE QUARTER ENDED SEPTEMBER 30, 1998







                                                                      Page No.

    Part I.     Financial Information

         Item 1.     Financial Statements

                     Consolidated Balance Sheets  . . . . . . . . . . . . .  3

                     Consolidated Statements of Income  . . . . . . . . . .  5

                     Consolidated Statements of Cash Flows  . . . . . . . .  6

                     Notes to Consolidated Financial Statements . . . . . .  8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . .   15

    Part II.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . 24

    Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                          PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             ESSEX INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,
                                                                   1998       December 31,
    Dollars In Thousands, Except Per Share Data                 (Unaudited)  1997

    --------------------------------------------------------------------------------------

                              ASSETS
    Current assets:

       Cash and cash equivalents  . . . . . . . . . . . . . .     $  7,626     $  2,843
       Accounts receivable (net of allowance of
        $5,084 and $5,583)  . . . . . . . . . . . . . . . . .      204,871      191,737
       Inventories  . . . . . . . . . . . . . . . . . . . . .      268,377      233,020
       Other current assets . . . . . . . . . . . . . . . . .       13,162       15,152
                                                                  --------     --------

              Total current assets  . . . . . . . . . . . . .      494,036      442,752


       Property, plant and equipment, (net of accumulated
        depreciation of $157,660 and $136,365)  . . . . . . .      298,377      287,832
       Excess of cost over net assets acquired (net of
        accumulated amortization of $24,791 and $21,610)  . .      130,550      123,222
       Other intangible assets and deferred costs (net of
         accumulated amortization of $808 and $4,103) . . . .        1,427        5,478
       Other assets . . . . . . . . . . . . . . . . . . . . .        4,934        4,468
                                                                  --------     --------

                                                                  $929,324     $863,752
                                                                  ========     ========


                        See Notes to Consolidated Financial Statements

















                                   ESSEX INTERNATIONAL INC.


                            CONSOLIDATED BALANCE SHEETS - Continued
                                                               September 30,
                                                                   1998       December 31,
    Dollars In Thousands, Except Per Share Data                 (Unaudited)       1997


    --------------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Notes payable to banks . . . . . . . . . . . . . . . .     $157,730    $  34,752
       Current portion of long-term debt  . . . . . . . . . .        2,500        2,500

       Accounts payable . . . . . . . . . . . . . . . . . . .       64,068       63,845
       Accrued liabilities  . . . . . . . . . . . . . . . . .       58,599       66,425
       Deferred income taxes  . . . . . . . . . . . . . . . .       16,060       15,796

              Total current liabilities . . . . . . . . . . .      298,957      183,318


       Long-term debt . . . . . . . . . . . . . . . . . . . .      258,892      316,250
       Deferred income taxes  . . . . . . . . . . . . . . . .       51,971       54,438
       Other long-term liabilities  . . . . . . . . . . . . .       20,510       15,650

    Stockholders' equity:
       Common stock, par value $.01 per share;
        authorized 150,000,000 shares: 30,227,839 and
        29,644,482 shares issued at September 30, 1998
        and December 31, 1997, respectively . . . . . . . . .          302          296
       Additional paid in capital . . . . . . . . . . . . . .      198,379      188,084
       Retained earnings  . . . . . . . . . . . . . . . . . .      154,434      105,716
                                                                  --------     --------
                                                                   353,115      294,096
       Less common stock in treasury, at cost:  2,469,900
          shares at September 30, 1998                              54,121            -
                                                                  --------     --------


              Total stockholders' equity  . . . . . . . . . .      298,994      294,096
                                                                  --------     --------

                                                                  $929,324     $863,752
                                                                  ========     ========


                  See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                         June 30,           September 30,
                                    -------------------  --------------------
    Dollars In Thousands, Except      1998      1997       1998       1997
    Per Share Data
    -------------------------------------------------------------------------
    Net sales . . . . . . . . . . . $387,335  $445,166  $1,142,354 $1,309,275
    Cost of goods sold  . . . . . .  310,634   362,976     913,169  1,059,504
                                    --------  --------  ---------- ----------

    Gross profit  . . . . . . . . .   76,701    82,190     229,185    249,771
    Selling and administrative
      expenses  . . . . . . . . . .   37,444    37,530     110,766    112,941
    Other income, net . . . . . . .     (790)     (560)     (1,546)      (634)
    Unusual charges . . . . . . . .    6,003         -       6,003          -
                                    --------  --------    --------   --------


    Income from operations  . . . .   34,044    45,220     113,962    137,464
    Interest expense  . . . . . . .    6,202     8,562      20,166     29,836
                                    --------  --------    --------   --------

    Income before income taxes and
      extraordinary charge  . . . .   27,842    36,658      93,796    107,628
    Provision for income taxes  . .   11,000    14,600      37,591     42,900
                                    --------  --------    --------   --------

    Income before extraordinary
      charge  . . . . . . . . . . .   16,842    22,058      56,205     64,728
    Extraordinary charge-debt
      retirement, net of income
      tax benefit . . . . . . . . .        -         -       7,487          -
                                    --------  --------    --------    -------

    Net income  . . . . . . . . . . $ 16,842  $ 22,058    $ 48,718   $ 64,728
                                    ========  ========    ========   ========



    Earnings per common share:
       Income before extraordinary
         charge . . . . . . . . . .    $ .59      $.76       $1.90      $2.39
       Extraordinary charge . . . .        -         -        (.25)         -
       Net income . . . . . . . . .    -----     -----       -----      -----
                                       $ .59     $ .76       $1.65      $2.39
                                       =====     =====       =====      =====







                                    Three Months Ended    Nine Months Ended
                                         June 30,           September 30,
                                    -------------------  --------------------
    Dollars In Thousands, Except      1998      1997       1998       1997
    Per Share Data
    -------------------------------------------------------------------------
    Net sales . . . . . . . . . . . $387,335  $445,166  $1,142,354 $1,309,275
    Cost of goods sold  . . . . . .  310,634   362,976     913,169  1,059,504
                                    --------  --------  ---------- ----------

    Earnings per common share --
      assuming dilution:
       Income before extraordinary
         charge . . . . . . . . . .    $ .57     $ .72       $1.85      $2.21
       Extraordinary charge . . . .        -         -        (.25)         -
       Net income . . . . . . . . .    -----     -----       -----      -----
                                       $ .57     $ .72       $1.60      $2.21
                                       =====     =====       =====      =====



                  See Notes to Consolidated Financial Statements

                             ESSEX INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                           ------------------------
    Dollars In Thousands                                       1998         1997
    -------------------------------------------------------------------------------
    OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . .    $ 48,718      $ 64,728
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .      26,549        25,308
      Non cash interest expense . . . . . . . . . . . . .         575         1,500
      Non cash pension expense  . . . . . . . . . . . . .       3,113         2,774
      Loss on repurchase of debt  . . . . . . . . . . . .      12,478             -
      Provision for losses on accounts receivable . . . .        (191)        1,192
      Benefit for deferred income taxes . . . . . . . . .      (2,767)       (6,718)
      Loss on disposal of property, plant
       and equipment  . . . . . . . . . . . . . . . . . .         666         1,217
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable . . . .      (7,562)      (40,480)
       Increase in inventories  . . . . . . . . . . . . .     (20,524)       (7,650)
       Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . . . . . .      (6,334)       20,974
       Net decrease in other assets and
        liabilities . . . . . . . . . . . . . . . . . . .       3,384           312
                                                             ---------     ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . .      58,105        63,157
                                                             --------      --------

    INVESTING ACTIVITIES
     Additions to property, plant and equipment . . . . .     (22,917)      (22,981)
     Proceeds from disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . .         216         3,328
     Acquisitions . . . . . . . . . . . . . . . . . . . .     (28,450)            -
     Other investments  . . . . . . . . . . . . . . . . .         (26)         (900)
                                                             --------      --------

       NET CASH USED FOR INVESTING ACTIVITIES . . . . . .     (51,177)      (20,553)
                                                             --------      --------
                     See Notes to Consolidated Financial Statements














                             ESSEX INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                           ------------------------
    Dollars In Thousands                                       1998         1997
    -------------------------------------------------------------------------------

    FINANCING ACTIVITIES
     Proceeds from long-term debt . . . . . . . . . . . .     232,945       328,600
     Repayment of long-term debt  . . . . . . . . . . . .    (297,875)     (427,941)
     Proceeds from notes payable to banks . . . . . . . .     784,788       543,898
     Repayment of notes payable to banks  . . . . . . . .    (661,810)     (531,860)
     Common stock repurchase  . . . . . . . . . . . . . .      54,121          (500)
     Proceeds from issuance of common stock . . . . . . .           -        46,022
     Debt issuance costs  . . . . . . . . . . . . . . . .      (1,578)            -
     Proceeds from exercise of stock options  . . . . . .       3,006           315
     Senior Notes redemption premium  . . . . . . . . . .      (7,500)            -
                                                             --------      --------
       NET CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES . . . . . . . . . . . . . .      (2,145)       41,466
                                                             --------      --------

    NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .       4,783         1,138
    Cash and cash equivalents at beginning of period  . .       2,843         4,429
                                                             --------      --------

    Cash and cash equivalents at end of period  . . . . .     $ 7,626       $ 5,567
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

    NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

      The unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the management of the Company necessary to present fairly the consolidated financial position of the Company as of September 30, 1998, and the consolidated results of operations and cash flows of the Company for the three and nine-month periods ended September 30, 1998 and 1997, respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

    NOTE 3  INVENTORIES

      Inventories consist of the following:


                                               September 30,    December 31,
                                                    1998            1997
                                               -------------    -------------
      Finished goods  . . . . . . . . . . . .    $188,093          $162,570
      Raw materials and work in process   . .      56,534            54,146
                                                 --------          --------
                                                  244,627           216,716
      LIFO reserve  . . . . . . . . . . . . .      23,750            16,304
                                                 --------          --------
                                                 $268,377          $233,020
                                                 ========          ========

      The Company values a major portion of its inventories at the lower of cost or market based on a last-in, first-out ("LIFO") method. Principal elements of cost included in the Company's inventories are copper, other purchased materials, direct labor and manufacturing overhead. Inventories valued using the LIFO method amounted to $246,198 and $222,957 at September 30, 1998 and December 31, 1997, respectively.

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

    NOTE 4  LONG-TERM DEBT

      Long-term debt consists of the following:

                                               September 30,    December 31,
                                                    1998            1997
                                               -------------    -------------
    Revolving loan  . . . . . . . . . . . . .    $244,108          $100,000
    Lease obligation  . . . . . . . . . . . .      16,875            18,750
    Other . . . . . . . . . . . . . . . . . .         409                 -




    10% Senior Notes  . . . . . . . . . . . .           -           200,000
                                                 --------          --------
                                                  261,392           318,750
           Less current portion   . . . . . .       2,500             2,500
                                                 --------          --------
                                                 $258,892          $316,250
                                                 ========          ========


                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

         On May 1, 1998, the Company redeemed its outstanding 10% Senior Notes due 2003 (the "Notes") (the "Redemption"). The Notes were redeemed at 103.75% of the principal amount then outstanding plus accrued and unpaid interest to the redemption date. The aggregate principal, premium and accrued interest paid upon the Redemption totaled $217,500 and was financed by the Company through a combination of borrowings under the Company's revolving credit facility, which was amended and restated in connection with the Redemption, and a new accounts receivable securitization program. During the second quarter 1998, the Company recorded extraordinary charges totaling $7,487 ($12,478 before applicable tax benefit), or $.25 per share on a diluted basis, representing the redemption premium and the write-off of unamortized deferred debt costs associated with the Notes and the Company's prior revolving credit facility.

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

         Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 5.7% per annum, including certain fees and expenses, at September 30, 1998). The Receivable Securitization Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. Essex Funding's outstanding borrowings are denoted as notes payable to banks in the Consolidated Balance Sheets.

      Through September 30, 1998, the Company  fully complied with all of  the
    financial  ratios  and   covenants  under  the  agreements  governing  its
    outstanding indebtedness.

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

      Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At September 30, 1998, the number of cases filed against Essex was 64 involving approximately 235 claims. Essex' strategy is to defend these cases vigorously. Essex believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually or in the aggregate upon its business or financial condition, cash flows or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

                             ESSEX INTERNATIONAL INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    Dollars In Thousands, Except Per Share Data
    -------------------------------------------

    NOTE 6  UNUSUAL CHARGES

      During the third quarter 1998, the Company recorded unusual charges of $3,600 ($6,003 before tax) or $.12 per share on a diluted basis, with respect to an early retirement program offered to certain senior executives of the Company and plant closing costs. The early retirement program, of approximately $2,300 after tax, consists primarily of severance, pension and health insurance payments. The severance benefits are to be paid over a period of five years beginning December 31, 1998 while the pension benefits will be paid over the remaining lives of the executives, but not less than ten years. The plant closing costs approximated $1,300 after tax, and consisted of non-cash asset write-offs of $800 and cash charges of $500 for employee severance and other plant closure expenses. The majority of the cash payments are to be made in 1998.

    NOTE 7  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1998        1997        1998       1997
                                      ------      ------      ------     ------
    Numerator:
    Income before extraordinary
     charge . . . . . . . . . . .   $   16,842  $   22,058 $   56,205  $   64,728
    Extraordinary charge-debt
      retirement, net of income              -           -      7,487           -
      tax benefit . . . . . . . .   ----------  ---------- ----------  ----------
    Net income applicable to        $   16,842  $   22,058 $   48,718  $   64,728
      common stock  . . . . . . .
















    Denominator:
     Denominator for basic
      earnings per share--
      weighted-average shares . .   28,751,040  29,154,127 29,603,035   27,056,384
     Effect of dilutive
      securities:
      Stock options . . . . . . .      714,174   1,224,131    838,327    1,204,156
      Warrants  . . . . . . . . .            -     301,653          -      970,540
       Dilutive potential           ----------  ---------- ----------   ----------
        common shares . . . . . .      714,174   1,525,784    838,327    2,174,696
     Denominator for diluted        ----------  ---------- ----------   ----------
      earnings per share--adjusted
      weighted-average shares . .   29,465,214  30,679,911 30,441,362   29,231,080
                                    ==========  ========== ==========   ==========

    Earnings per common share:
     Income before extraordinary
      charge  . . . . . . . . . .        $ .59       $ .76      $1.90        $2.39
     Extraordinary charge . . . .            -           -       (.25)           -
                                         -----       -----      -----        -----
     Net income . . . . . . . . .        $ .59       $ .76      $1.65        $2.39
                                         =====       =====      =====        =====
    Earnings per common share-
     assuming dilution:
     Income before extraordinary
      charge  . . . . . . . . . .        $ .57       $ .72      $1.85        $2.21
     Extraordinary charge . . . .            -           -       (.25)           -
                                         -----       -----      -----        -----

    Net income  . . . . . . . . .        $ .57       $ .72      $1.60        $2.21
                                         =====       =====      =====        =====

    NOTE 8  COMMON STOCK REPURCHASE

         The Company announced on June 15, 1998 that its Board of Directors had approved the repurchase of up to an aggregate of 3,000,000 shares of its common stock. The share repurchases would be made from time to time in the open market at prevailing prices or in negotiated transactions of the market. At September 30, 1998, the Company had repurchased 2,469,900 shares at a cost of $54,121.

    NOTE 9  SUBSEQUENT EVENT

      Essex International and Superior TeleCom Inc. ("Superior") jointly announced on October 22, 1998 that they have entered into a definitive merger agreement (the "Merger Agreement") whereby Superior, through a wholly owned acquisition subsidiary, will purchase up to 22, 562, 135 shares of common stock of Essex International (approximately 81% of outstanding Essex International common stock) in a cash tender offer (the "Offer"), and subsequently acquire the remaining shares of common stock of Essex International in a second step merger. In a separate arrangement, Bessemer Holdings L.P. ("Bessemer"), Essex International's largest stockholder, and certain of Bessemer's affiliates have agreed with Superior to tender their shares of Essex International common stock into the Offer and otherwise to support the transaction with Superior. Bessemer and its affiliates own approximately 48% of the outstanding Essex International common stock.

      Pursuant to the Merger Agreement, on October 28, 1998 Superior commenced the Offer for up to 22,562,135 shares of Essex International common stock for $32.00 per share in cash. The Offer is conditioned on the tender of a majority of the outstanding shares of Essex International common stock, on a fully diluted basis, receipt of financing, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other conditions. Upon a successful completion of the Offer, the Merger Agreement requires Superior to consummate a merger between its acquisition subsidiary and Essex International in which the remaining shares of Essex International common stock (other than dissenting shares) will be acquired in exchange for .64 shares of series A cumulative convertible exchangeable preferred stock, liquidation preference $50.00 per share, of Superior ("Superior Preferred Stock"), or to the extent the offer is not fully subscribed, a mix of cash and Superior Preferred Stock. The Superior Preferred Stock will be convertible into Superior common stock at $56.00 per share. The merger is subject to the approval of Essex International's stockholders and certain other conditions.

      In connection with the transactions contemplated under the Merger Agreement, loans outstanding under Essex International's Revolving Credit Agreement would become due upon completion of the Offer. Superior is currently in the process of securing a new credit facility to repay loans outstanding under the Revolving Credit Agreement and to provide for working capital and other traditional liquidity needs. Essex International would incur an extraordinary charge of approximately $800 ($1,300 before tax) for the write-off of unamortized deferred debt costs associated with the termination of the Revolving Credit Agreement. Based upon discussions with Mellon Leasing Corporation with regard to the Sale and Leaseback Agreement and with Three Rivers Funding Corporation with regard to the Receivable Securitization Program, the Company expects that both the Sale and Leaseback Agreement and the Receivable Securitization Program will remain in place following the transactions contemplated under the Merger Agreement.

      Superior, through its wholly owned subsidiary, Superior Telecommunications Inc., is a leading manufacturer and supplier of telecommunications cable and wire products to telephone companies, distributors and system integrators. It also develops and manufactures voice and data multiplexers and other electronics and signal processing components and systems.

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

      The Company, founded in 1930, is a leading North American developer, manufacturer and distributor of electrical wire and cable and insulation products serving over 11,000 customers in a wide range of industrial markets primarily in the United States, Canada and the United Kingdom.
    The Company's products include building wire for commercial and residential construction applications; magnet wire and insulation materials for electromechanical devices such as motors, transformers and electrical controls; copper communication wire and cable for voice and high bandwidth data transmissions both inside and outside the home or office; industrial wire for applications in construction, appliances, recreational vehicles and industrial facilities; and automotive wire and specialty wiring assemblies for automobiles and trucks. The Company has approximately 5,100 employees.

    Results of Operations

    Three Months Ended September 30, 1998

      Net sales for the third quarter 1998 were $387.3 million compared to $445.2 million in the third quarter 1997. On a copper price adjusted basis, net sales for the third quarter 1998 declined approximately 2% from the third quarter 1997. During the third quarter 1998, the average price per pound of copper, the Company's principal raw material, on the New York Commodity Exchange, Inc. (COMEX) was $.75 versus $1.02 for the comparable period last year. Copper costs are generally passed through to customers through product pricing. The decline in third quarter copper-adjusted sales was primarily attributable to the Company's building wire product line which experienced reduced selling prices and an approximate 6% decline in sales volume from the third quarter 1997. Although demand for building wire products remains strong, the Company's sales volume declined due to selective market participation during certain periods in the third quarter 1998. The Company reduced its participation in an effort to support higher building wire prices. Copper-adjusted net sales of the Company's magnet wire products in the third quarter 1998 exceeded the third quarter 1997 by 17% due to the June 1998 acquisition of BICC's UK magnet wire and distribution operations and favorable domestic market conditions. Communication wire sales, on a copper price adjusted basis, were down slightly from the third quarter 1997 reflecting primarily manufacturing capacity constraints resulting in diminished inventory levels of outside plant cable (OSP) and, to a lesser extent, elevated availability of high-end category 5 datacom wire products in the industry. The market environment for both OSP cable and datacom wire, with the exception of pricing pressure in certain high-end category 5 datacom wire products, remained robust. Third quarter 1998 copper price adjusted sales of the Company's automotive wire declined 16% from the third quarter 1997 due primarily to reduced sales to a major customer who placed a larger portion of its requirements with another wire producer earlier this year.

      Cost  of  goods sold  for  the  third quarter  1998  was  14% below  the comparable period last year due primarily to lower copper prices and reduced building wire sales volume, partially offset by the recently acquired UK magnet wire and distribution operations. The Company's cost of goods sold as a percentage of net sales were 80.2% and 81.5% in the third quarter 1998 and 1997, respectively. On a copper price adjusted basis, third quarter 1998 gross margins declined to 19.8% compared with 20.9% for the third quarter 1997. The decline in gross margin was due primarily to a lower spread (average selling price less average COMEX copper price ("Spread")), between selling prices of building wire and the Company's cost of copper. However, building wire Spreads improved approximately 2.5% from the second quarter 1998.

      Selling and administrative expenses for the third quarter 1998 approximated those of the comparable period last year. Lower selling expenses attributable to reduced building wire sales volume essentially offset incremental selling and administrative expenses associated with the acquired UK magnet wire and distribution operations. Selling and administrative expenses as a percentage of net copper-adjusted sales were 9.7% for the third quarter 1998 compared with approximately 9.5% for the same period last year.

      Interest expense for the third quarter 1998 was $6.2 million compared with $8.6 million in the same period last year reflecting a $2.4 million or 28% reduction. Lower interest costs were attributable to a significant decline in the Company's average cost of borrowed funds resulting primarily from the May 1, 1998 redemption and refinancing of the Company's 10% Senior Notes due 2003 (the "Notes") (the "Redemption").

      During the third quarter 1998, the Company recorded unusual charges of $6.0 million ($3.6 million after tax or $.12 per share) with respect to an early retirement program offered to certain senior executives of the Company and plant closing costs. The early retirement program, of approximately $2.3 million after tax, consists primarily of severance, pension and health insurance payments. The severance benefits are to be paid over a period of five years beginning December 31, 1998 while the pension benefits will be paid over the remaining lives of the executives, but not less than ten years. The plant closing costs approximated $1.3 million after tax, and consisted of non-cash asset write-offs of $.8 million and cash charges of $.5 million for employee severance and other plant closure expenses. The majority of the cash payments are to be made in 1998.

      Income tax expense for the third quarter 1998 was 39.5% of pretax income compared with 39.8% for the third quarter 1997.

      Nine Months Ended September 30, 1998

      Net sales for the nine months ended September 30, 1998 were $1,142.4 million compared with $1,309.3 million for the same period last year. On a copper price adjusted basis, net year-to-date sales for 1998 were 1% below the same period last year. The year-to-date average COMEX price of copper was $.77 per pound versus $1.09 through September of last year. The decline in copper adjusted sales was primarily attributable to a 7% and 4% reduction in building wire and automotive wire sales from 1997, respectively. Sales of the Company's building wire products were below 1997 levels due to selective market participation in an effort to support improved pricing. The Company's remaining product lines, principally magnet wire, communication wire and cables, industrial wire and distribution products, all experienced year-over-year copper price adjusted sales improvements reflecting continued long-term growth trends in the Company's primary served markets and the June 1998 acquisition of BICC's UK magnet wire and distribution operations.

      The building wire market, consisting of residential, non-residential and renovation construction activity, continues to grow through a combination of low interest rates, high employment levels and continued growth within the domestic economy. It is currently projected that the 1998 building wire segment of the wire and cable market will marginally exceed 1997 on a copper pounds sold basis. The domestic magnet wire segment of the wire and cable market continues to demonstrate long-term growth trends fueled by increasing demand for electrical convenience items in homes, offices and vehicles and greater use of energy efficient electric motors which require significantly more magnet wire. Outside plant copper cable (OSP) demand, both domestically and internationally, remains strong while the market for high-bandwidth datacom wire is experiencing double digit growth rates. The Company believes OSP demand has continued to strengthen due, in part, to the large installed base and low cost of copper cable, ease of installation and recent enhancements in copper electronics which have improved its transmission capacities. High-bandwidth datacom wire demand has been driven by the recent proliferation of personal computers, internet usage, and the development of local and wide area networks.

      Cost of goods sold for the first nine months of 1998 was 14% below the comparable period last year due primarily to lower copper prices, partially offset by the recently acquired UK magnet wire and distribution operations. The Company's cost of goods sold, as a percentage of net sales were 79.9% and 80.9% in the first nine months of 1998 and 1997, respectively. On a copper price adjusted basis, gross margins declined to 20.1% for the first nine months of 1998 from 21.7% for the same period last year. The decline in gross margin was due primarily to lower building wire price spreads, partially offset by improved communication cable and wire pricing.

      Selling and administrative expenses for the first nine months of 1998 declined 2% from the comparable period last year due primarily to reduced selling expenses attributable to lower building wire sales volume, partially offset by increased expenses resulting from the UK magnet wire and distribution operations acquired in June 1998. Selling and administrative expenses were 9.7% of sales for the nine months ended September 30, 1998 compared to 9.8% in the same period last year on a copper price adjusted basis.

      During the third quarter 1998, the Company recorded unusual charges of $6.0 million ($3.6 million after tax or $.12 per share) with respect to an early retirement program offered to certain senior executives of the Company and plant closing costs. The early retirement program, of approximately $2.3 million after tax, consists primarily of severance, pension and health insurance payments. The severance benefits are to be paid over a period of five years beginning December 31, 1998 while the pension benefits will be paid over the remaining lives of the executives, but not less than ten years. The plant closing costs approximated $1.3 million after tax, and consisted of non-cash asset write-offs of $.8 million and cash charges of $.5 million for employee severance and other plant closure expenses. The majority of the cash payments are to be made in 1998.

      Interest expense for the first nine months of 1998 was $20.2 million or 32% below the $29.8 million incurred in the same period last year. Lower interest expense was attributable to a decline in the Company's average cost of borrowed funds and a reduced amount of average debt outstanding for the first nine months of 1998 versus the first nine months of 1997.
    The reduction in average debt outstanding was attained through a combination of strong free cash flows after investing activities and the proceeds received under the Offering ($46.0 million), partially offset by $54.1 million expended during the second and third quarters of 1998 to repurchase shares of the Company's common stock. The average cost of borrowed funds declined primarily as a result of the Redemption.

      Income tax expense for the nine months ended September 30, 1998 was 40.1% of pretax income compared with 39.9% for the first nine months of 1997.

      The Company recorded net income of $48.7 million for the nine months ended September 30, 1998 compared to net income of $64.7 million for the first nine months of 1997. The year-to-date 1998 results include extraordinary charges of $7.5 million ($12.5 million before applicable tax benefit), with respect to the Redemption. These charges represented the redemption premium of the Notes and the write-offs of unamortized deferred debt costs associated with the Notes and the prior revolving credit facility that was replaced in connection with the Redemption.

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

      Essex International expects that it may receive certain cash payments from Essex from time to time to the extent cash is available and to the extent it is permitted under the terms of the Revolving Credit Agreement. Such payments may include: (i) an amount necessary under the tax sharing agreement between Essex and Essex International to enable Essex International to pay Essex' taxes as if computed on an unconsolidated basis; (ii) an annual management fee to an affiliate of Bessemer of up to $1.0 million; and (iii) certain other amounts to meet ongoing expenses of Essex International (such amounts are considered to be immaterial both individually and in the aggregate, however, because Essex International has no operations, other than those conducted through Essex, or employees). To the extent Essex makes any such payments, it will do so out of operating cash flow, borrowings under the Revolving Credit Agreement or other sources of funds it may obtain in the future subject to the terms of the Revolving Credit Agreement.

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

      The Company's aggregate notes payable to banks and long-term debt at September 30, 1998 was $419.1 million and its stockholders' equity was $299.0 million. The resulting ratio of debt to total capitalization rose to 58% from 55% at December 31, 1997. As of September 30, 1998 the
    Company was in compliance with all covenants under the agreements governing its outstanding indebtedness.

      Credit Facilities and Lines of Credit

      The  Company has  the following  sources of  liquidity available  to it:
    (i) a $370.0 million revolving credit agreement, amended and restated effective March 27, 1998, among Essex, Essex International, the Lenders named therein, and The Chase Manhattan Bank, as administrative agent (the "Revolving Credit Agreement"); (ii) a $150.0 million accounts receivable securitization program among Essex and certain of its subsidiaries, Essex Funding Inc. ("Essex Funding") and Three Rivers Funding Corporation ("TRFCO"), dated April 28, 1998 (the "Receivable Securitization Program");
    (iii) a $25.0 million agreement and lease, dated as of April 12, 1995, between Essex and Mellon Leasing Corporation (the "Sale and Leaseback Agreement"); (iv) a $15.0 million (U.S. dollar) credit agreement between a subsidiary of the Company and the Bank of Montreal (the "Canadian Credit Agreement"); and (v) bank lines of credit with various lending banks which provide for unsecured borrowings for working capital of up to $60.0 million.

      The Revolving Credit Agreement, which terminates October 31, 2001, provides for up to $370.0 million in revolving loans reduced by borrowings under the Canadian Credit Agreement and the Company's unsecured lines of credit in excess of $100.0 million. The Revolving Credit Agreement also provides a $25.0 million letter of credit subfacility. Outstanding borrowings bear floating rates of interest, at the Company's option, at bank prime plus 0.50% or a reserve adjusted Eurodollar rate ("LIBOR") plus 1.50%. The spreads over the prime and LIBOR rates can be reduced to 0% and .375%, respectively, if a specified leverage ratio is achieved. Based upon the specified leverage ratio at September 30, 1998, the Company's floating rate of interest for borrowings under the Revolving Credit Agreement is LIBOR plus 0.50%. The commitment fees during the revolving loan period are between 0.125% to 0.375% of the average daily unused portion of the available credit based upon a specific leverage ratio. Indebtedness under the Revolving Credit Agreement is guaranteed by Essex International and all of Essex' subsidiaries, and is secured by a pledge of the capital stock of Essex and its subsidiaries and by a first lien on substantially all assets of the Company and its subsidiaries except for those assets secured under the Receivable Securitization Program. The

    Company's ability to borrow under the Revolving Credit Agreement is restricted by the financial covenants contained therein. As of September 30, 1998, the Company had $120.3 million of undrawn capacity based upon a borrowing base of $370.0 million borrowing line of credit, reduced by outstanding borrowings under: (i) the Revolving Credit Agreement ($244.1 million); and (ii) the Canadian Credit Agreement ($5.6 million). The Revolving Credit Agreement contains various covenants which include, among other things: (a) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (b) limitations on investments and capital expenditures; (c) limitations on cash dividends paid; and (d) limitations on leases and the sale of assets.

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

      Under the Receivable Securitization Program, Essex Funding has granted a security interest in all its trade accounts receivable to TRFCO. Essex Funding's outstanding borrowings generally bear interest at TRFCO's commercial paper rate (approximately 5.7% per annum, including certain fees and expenses, at September 30, 1998). The Receivable Securitization Program expires April 28, 1999, although it may be extended for successive one-year periods subject to agreement between Essex Funding and TRFCO. At September 30, 1998, $131.6 million was outstanding under this program.

      The Sale and Leaseback Agreement provided $25.0 million for the sale and leaseback of certain of the Company's fixed assets. The lease obligation has a seven-year term expiring in May 2002. The principal component of the rental is paid quarterly, with the amount of each of the first 27 payments equal to 2.5% of lessor's cost of the equipment, and the balance due at the final payment. The interest component is paid on the unpaid principal balance and is calculated by lessor at LIBOR plus 1.875%. The effective interest rate can be reduced by 0.125% to 1.125% if certain specified financial conditions are achieved.

      As of September 30, 1998, $5.6 million was outstanding under the Canadian Credit Agreement and is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. Borrowings are secured by the subsidiary's accounts receivable. Interest rates for borrowings under the Canadian Credit Agreement are based upon Canadian market rates for banker's acceptances with spreads similar to the Revolving Credit Agreement. The Canadian Credit Agreement terminates on March 26, 1999, although it may be extended for successive one-year periods upon the mutual consent of the subsidiary and the Bank of Montreal.

      The Company had $20.6 million of unsecured bank lines of credit outstanding as of September 30, 1998 and is denoted as notes payable to banks in the Company's Consolidated Balance Sheets. These lines of credit bear interest at rates subject to agreement between the Company and the lending banks.

      Cash Flow and Working Capital

      In general, the Company requires liquidity for working capital, capital expenditures, debt repayments, interest and taxes. Of particular significance to the Company are its working capital requirements which increase whenever it experiences strong incremental demand in its business or a significant rise in copper prices. Historically, the Company has satisfied its liquidity requirements through a combination of funds generated from operating activities together with funds available under its credit facilities. Based upon historical experience and the availability of funds under its credit facilities, the Company expects that its usual sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayments, interest and taxes through September 30, 1999.

      Operating Activities. Net cash provided by operating activities in the first nine months of 1998 was $58.1 million, compared to $63.2 million in the same period last year. The decrease in cash provided by operating activities was primarily the result of increased working capital needs. Higher inventory levels were attributable to increased levels of building wire inventory, the result of the Company's decision to improve order fill rates and to participate in that market in a selective manner during the second and third quarters of 1998. Accounts payable declined due, in part, to the marked reduction in copper prices during 1998, while accrued liabilities declined due primarily to the elimination of accrued interest expense associated with the Notes Redemption. Reduced growth in accounts receivable, attributable to lower sales volumes and the marked reduction in copper prices, partially offset the increases in working capital detailed above.

      Investing Activities. Capital expenditures of $22.9 million in the first nine months of 1998 approximated the comparable period last year. Capital expenditures for the next twelve months are expected to be above those reported in the twelve months ended September 30, 1998 and will be used to improve manufacturing efficiency, expand capacity and maintain current facilities and equipment--see also "Long-Term Liquidity Considerations" below. At September 30, 1998, approximately $19.0 million was committed to outside vendors for capital expenditures. In June 1998, the Company completed its acquisition of BICC's UK magnet wire and related distribution operations for approximately $14.8 million in cash plus assumed accounts payable and accrued liabilities. In August 1998, the Company acquired Active Industries Inc. for $13.7 million in cash (net) plus assumed debt of $8.0 million. These acquisitions were financed from proceeds under the Company's existing credit facilities and their future cash requirements are expected to be satisfied through the Company's traditional sources of liquidity. The Revolving Credit Agreement imposes limitations on capital expenditures, business acquisitions and investments.

      Financing Activities. In June 1998, the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 3,000,000 shares of its common stock. Through September 30, 1998, the Company has repurchased 2,469,900 shares of its common stock at an aggregate cost of $54.1 million. The Company also paid in 1998 a $7.5 million redemption premium in conjunction with the Redemption. The redemption premium and share repurchases were financed from proceeds under the Company's existing credit facilities.

      Long-Term Liquidity Considerations

      The terms of the Sale and Leaseback Agreement include a balloon payment of $8.1 million in 2002. Additionally, in July 1998, the Company announced a five-year profit growth plan consisting of a series of long-term initiatives requiring considerable amounts of financial resources. The five-year profit growth plan, which concludes in the year 2003, includes $131 million of capital expenditures for new plants and equipment, manufacturing and distribution improvements and a major upgrade of the Company's business information systems. The Company expects these additional capital requirements and its traditional liquidity needs for working capital, capital expenditures, interest and taxes, as well as its debt repayment obligations under the Sale and Leaseback Agreement will be met through a combination of funds available under its various credit facilities and cash flows from operations. The Company may also consider additional sources of funds if considered necessary and if favorable terms and conditions can be secured.

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

    Impact of  Year 2000

    Overview
      The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information technology (IT) hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. The Company does not manufacture or sell products with embedded technology.

      At this time, based upon the action steps taken to-date and those yet to be taken, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Y2K issue. However, there can be no assurance that future developments will not alter the effect of the Y2K issue.

    The Company's State of Readiness
      In 1996 the Company established a Y2K project to ensure that the issue receive appropriate priority and that necessary resources were made available. Three senior executives including the Company's Director of IT were assigned to direct the project.

    Status of project:
      Inventories of all file servers, microprocessors, non-computer digital and control devices and software applications have been established. Remediation efforts in connection with the above-described software are nearly complete. Additionally, all major financial systems, including data collection and reporting, and all electronic data interchange software with respect to customers, vendors and financial institutions, are in the process of being upgraded to Y2K compliant versions. These systems will be tested during the second quarter 1999. The mainframe computer, file servers, and Local Area Networks (LANs) are currently under review in connection with embedded technology and their ability to deal with the Y2K issue (most LAN applications are less than two years old and were placed in service as Y2K compliant). Such hardware, including embedded technologies, will be tested extensively prior to December 31, 1999. Compliance information has been requested of every primary vendor and service provider; secondary providers will be contacted in the near future.

    Costs to Address the Company's Year-2000 Issues
      The Company estimates that the total cost to remediate the Y2K problem is approximately $5 million, of which approximately $2 million has been spent through September 30, 1998. Approximately one-half of the remaining $3 million to be spent in 1998 and beyond is to be paid to external parties for the purchase of new systems and equipment.

    Risks of the Company's Year-2000 Issues and Associated Contingency Plans
      The Company believes that it will have adequate levels of inventory, both raw materials and finished goods, whereby short-term disruptions in production or availability of raw materials or utilities will be mitigated. Further, most of the Company's manufactured goods are produced or can be produced, at other locations if necessary. Alternate vendors have been identified to support interruptions in raw materials flows.

      The Company maintains both a mainframe computer and LAN hardware infrastructure. All of these systems will be tested several times before the millennium change and are anticipated to accommodate the change without major interruptions. However, should problems be encountered, there will be extensive personnel on-site to address those issues.

    Further, the Company has in place a standard disaster plan, which consists of certain backup measures including manual processes, standalone generators for the delivery of electricity and utilizing external computer services providers.

      The Company expects all electronic commerce functions to be Y2K compliant by December 31, 1999. However, in the event problems with electronic commerce are encountered, alternative means will be employed such as telephones and FAX.

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

    Information Regarding Forward Looking Statements

      This document, particularly the section titled "Impact of Year 2000", contains various forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. Any statements made that are not historical in nature, including statements preceded by the words "intend", "expect", "would", and similar expressions are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results and forward-looking statements included herein are fluctuations in the economy, acquisition and consolidation activity in the Company's businesses, the willingness of customers to accept more distant distribution channels, demand for the Company's products, the impact of price competition, the ability to obtain and implement Y2K compliant hardware and software and fluctuations in the price of copper. Further risk factors that may effect the Company's operating results and forward-looking statements can be found in the Company's registration statement on Form S-1, File No. 333-22043, declared effective on September 17, 1997.

    Subsequent Event

      Essex International and Superior TeleCom Inc. ("Superior") jointly announced on October 22, 1998 that they have entered into a definitive merger agreement (the "Merger Agreement") whereby Superior, through a wholly owned acquisition subsidiary, will purchase up to 22, 562, 135 shares of common stock of Essex International (approximately 81% of outstanding Essex International common stock) in a cash tender offer (the "Offer"), and subsequently acquire the remaining shares of common stock of Essex International in a second step merger. In a separate arrangement, Bessemer Holdings L.P. ("Bessemer"), Essex International's largest stockholder, and certain of Bessemer's affiliates have agreed with Superior to tender their shares of Essex International common stock into the Offer and otherwise to support the transaction with Superior. Bessemer and its affiliates own approximately 48% of the outstanding Essex International common stock.

      Pursuant to the Merger Agreement, on October 28, 1998 Superior commenced the offer for up to 22,562,135 shares of Essex International common stock for $32.00 per share in cash. The Offer is conditioned on the tender of a majority of the outstanding shares of Essex International common stock, on a fully diluted basis, receipt of financing, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other conditions. Upon a successful completion of the Offer, the Merger Agreement requires Superior to consummate a merger between its acquisition subsidiary and Essex International in which the remaining shares of Essex International common stock (other than dissenting shares) will be acquired in exchange for .64 shares of series A cumulative convertible exchangeable preferred stock, liquidation preference $50.00 per share, of Superior ("Superior Preferred Stock"), or to the extent the offer is not fully subscribed, a mix of cash and Superior Preferred Stock. The Superior Preferred Stock will be convertible into Superior common stock at $56.00 per share. The merger is subject to the approval of Essex International's stockholders and certain other conditions.

      In connection with the transactions contemplated under the Merger Agreement, loans outstanding under Essex International's Revolving Credit Agreement would become due upon completion of the Offer. Superior is currently in the process of securing a new credit facility to repay loans outstanding under the Revolving Credit Agreement and to provide for working capital and other traditional liquidity needs. Essex International would incur an extraordinary charge of approximately $0.8 million ($1.3 million before tax) for the write-off of unamortized deferred debt costs associated with the termination of the Revolving Credit Agreement. Based upon discussions with Mellon Leasing Corporation with regard to the Sale and Leaseback Agreement and with Three Rivers Funding Corporation with regard to the Receivable Securitization Program, the Company expects that both the Sale and Leaseback Agreement and the Receivable Securitization Program will remain in place following the transactions contemplated under the Merger Agreement.

      Superior, through its wholly owned subsidiary, Superior Telecommunications Inc., is a leading manufacturer and supplier of telecommunications cable and wire products to telephone companies, distributors and system integrators. It also develops and manufactures voice and data multiplexers and other electronics and signal processing components and systems.

                           PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           2.1  Agreement and Plan of Merger, dated as of October 21, 1998,
                    among  the   Company,  Superior   TeleCom  Inc.  and   SUT
    Acquisition
                    Corp., incorporated by reference to Exhibit 1 to the Company's Schedule 14D-9, filed with the Securities and Exchange Commission (the "Commission") on October 28, 1998 (Commission File No. 1-10211).

           27.1  Financial Data Schedule

           (b)  Reports on Form 8-K:

                A Current Report on Form 8-K (Items 5 and 7) was filed on October 23, 1998 announcing the entry into a definitive merger agreement, dated as of October 21, 1998, among the Company, Superior TeleCom Inc. and SUT Acquisition Corp.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ESSEX INTERNATIONAL INC.
                                            (Registrant)




    November 9, 1998                      /s/ David A. Owen
                                          ---------------------------------
                                          David A. Owen
                                          Executive Vice President,
                                          Chief    Financial    Officer    and
    Treasurer
                                          (Principal Financial Officer)